Form 10-Q
period 2022-01-31
Credo Technology Group Holding Ltd
filed 2022-03-10
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number: 001-41249
Credo Technology Group Holding Ltd
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Maples Corporate Services, Limited, PO Box 309, Ugland House Grand Cayman, KY1-1104, Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)
(408) 664-9329
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.00005 per share	CRDO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No ☒

The registrant had 144,803,600 ordinary shares outstanding as of March 4, 2022.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “might”, “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” included in our prospectus (the “Prospectus”) dated January 26, 2022 as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, (the “Securities Act”), relating to our Registration Statement on Form S-1 (File No. 333-261982).
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or will occur. Forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by applicable law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	January 31, 2022	April 30, 2021
Assets
Current Assets:
Cash and cash equivalents	$240,529	$103,757
Accounts receivable	21,693	13,645
Inventories	26,122	7,104
Contract assets	9,801	4,562
Prepaid expenses and other current assets	3,648	8,731
Total current assets	301,793	137,799
Property and equipment, net	23,630	14,231
Right of use assets	3,618	—
Other non-current assets	5,185	3,460
Total assets	$334,226	$155,490
Liabilities, Convertible Preferred Shares and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$7,017	$3,590
Accrued compensation and benefits	2,317	1,549
Accrued expenses and other current liabilities	10,322	3,277
Deferred revenue	6,184	4,116
Total current liabilities	25,840	12,532
Non-current operating lease liabilities	2,274	—
Other non-current liabilities	423	424
Total liabilities	28,537	12,956
Commitments and contingencies (Note 7)
Convertible preferred shares, $0.00005 par value; 50,000 shares authorized; no shares issued and outstanding at January 31, 2022; and 50,809 shares authorized; 50,809 shares issued and outstanding at April 30, 2021 (Liquidation preference of $198,912 as of April 30, 2021)	—	197,965
Shareholders' equity (deficit):
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 141,020 shares issued and outstanding at January 31, 2022; and 136,658 shares authorized; 68,282 shares issued and outstanding at April 30, 2021	7	3
Additional paid in capital	390,734	12,592
Accumulated other comprehensive income	22	227
Accumulated deficit	(85,074)	(68,253)
Total shareholders' equity (deficit)	305,689	(55,431)
Total liabilities, convertible preferred shares and shareholders' equity (deficit)	$334,226	$155,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022		2021
Revenue:
Product sales	$22,706	$6,178	$48,423		$18,730
Product engineering services	3,954	3,010	6,628		5,349
IP license	5,022	3,154	12,194		11,551
IP license engineering services	118	1,116	1,706		3,317
Total revenue	31,800	13,458	68,951		38,947
Cost of revenue:
Cost of product sales revenue	12,230	4,094	26,436		10,936
Cost of product engineering services revenue	410	1,023	1,807		2,294
Cost of IP license engineering services revenue	48	270	462		803
Total cost of revenue	12,688	5,387	28,705		14,033
Gross profit	19,112	8,071	40,246		24,914
Operating expenses:
Research and development	10,995	6,993	32,488		26,636
Selling, general and administrative	8,568	5,872	23,393		21,602
Total operating expenses	19,563	12,865	55,881		48,238
Operating loss	(451)	(4,794)	(15,635)		(23,324)
Other income (expense), net	(80)	49	(70)		(40)
Loss before income taxes	(531)	(4,745)	(15,705)		(23,364)
Provision (benefit) for income taxes	(387)	372	1,116		1,061
Net loss	$(144)	$(5,117)	$(16,821)		$(24,425)
Net loss per share:
Basic and diluted	$—	$(0.08)	$(0.24)	$(0.24)	$(0.35)
Weighted-average shares used in computing net loss per share:
Basic and diluted	73,815	67,429	70,439		69,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net loss	$(144)	$(5,117)	$(16,821)	$(24,425)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(232)	143	(205)	413
Total comprehensive loss	$(376)	$(4,974)	$(17,026)	$(24,012)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(unaudited, in thousands)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)
Issuance of Series D+ convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Ordinary shares issued under employee share plan	—	—	554	—	461	—	—	461
Share-based compensation	—	—	—	—	1,075	—	—	1,075
Total comprehensive loss	—	—	—	—	—	(5)	(12,577)	(12,582)
Balances at July 31, 2021	52,060	$205,210	68,836	$3	$14,128	$222	$(80,830)	$(66,477)
Ordinary shares issued under employee share plan	—	—	667	—	587	—	—	587
Share-based compensation	—	—	—	—	1,307	—	—	1,307
Total comprehensive loss	—	—	—	—	—	32	(4,100)	(4,068)
Balances at October 31, 2021	52,060	$205,210	69,503	$3	$16,022	$254	$(84,930)	$(68,651)
Conversion of preferred shares into ordinary shares	(52,060)	(205,210)	52,060	3	205,207	—	—	205,210
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	18,384	1	166,593	—	—	166,594
Ordinary shares issued under employee share plan	—	—	1,073	—	1,067	—	—	1,067
Share-based compensation	—	—	—	—	1,438	—	—	1,438
Warrant contra revenue	—	—	—	—	407	—	—	407
Total comprehensive loss	—	—	—	—	—	(232)	(144)	(376)
Balances at January 31, 2022	—	$—	141,020	$7	$390,734	$22	$(85,074)	$305,689

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Deficit
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2020	32,245	$98,617	72,545	$4	$9,506	$(151)	$(18,767)	$(9,408)
Issuance of Series D convertible preferred shares, net of issuance costs	9,934	49,481	—	—	—	—	—	—
Ordinary shares issued under employee share plan	—	—	352	—	237	—	—	237
Share-based compensation	—	—	—	—	391	—	—	391
Total comprehensive loss	—	—	—	—	—	74	(4,840)	(4,766)
Balances at July 31, 2020	42,179	$148,098	72,898	$4	$10,134	$(77)	$(23,607)	$(13,546)
Ordinary shares issued under employee share plan	—	—	1,164	—	558	—	—	558
Share repurchase	—	—	(6,876)	(1)	(934)		(21,973)	(22,908)
Share-based compensation	—	—	—	—	414	—	—	414
Total comprehensive loss	—	—	—	—	—	196	(14,468)	(14,272)
Balances at October 31, 2020	42,179	$148,098	67,186	$3	$10,172	$119	$(60,048)	$(49,754)
Issuance of Series D+ convertible preferred shares, net of issuance costs	8,630	49,955	—	—	—	—	—	—
Ordinary shares issued under employee share plan	—	—	678	—	353	—	—	353
Share-based compensation	—	—	—	—	847	—	—	847
Total comprehensive loss	—	—	—	—	—	143	(5,117)	(4,974)
Balances at January 31, 2021	50,809	$198,053	67,864	$3	$11,372	$262	$(65,165)	$(53,528)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,821)	$(24,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,262	1,546
Share-based compensation	3,820	1,652
Warrant contra revenue	407	—
Write-downs for excess and obsolete inventory	1,256	1,028
Changes in operating assets and liabilities:
Accounts receivable	(8,049)	5,167
Inventories	(20,274)	(4,348)
Prepaid and other current assets	(585)	(807)
Other non-current assets	(2,164)	(434)
Accounts payable	3,245	911
Accrued expenses, compensation and other liabilities	5,890	(7,932)
Deferred revenue, net of contract assets	(3,179)	(3,207)
Net cash used in operating activities	(33,192)	(30,849)
Cash flows from investing activities:
Purchases of property and equipment	(7,932)	(6,532)
Net cash used in investing activities	(7,932)	(6,532)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriter discounts	171,889	—
Payments for deferred offering costs	(3,056)	—
Proceeds from employee stock options exercises	1,936	1,146
Proceeds from issuance of convertible preferred shares, net of issuance costs	7,245	99,436
Payments for repurchase of ordinary shares	—	(22,908)
Net cash provided by financing activities	178,014	77,674
Effect of exchange rate changes on cash	(118)	405
Net increase in cash and cash equivalents	136,772	40,698
Cash and cash equivalents at beginning of the period	103,757	73,908
Cash and cash equivalents at end of the period	$240,529	$114,606
Supplemental cash flow information:
Property and equipment received and accrued in accounts payable	$200	$134
Conversion of convertible preferred share into ordinary share upon initial public offering	$205,210	$—
Deferred offering costs included in accounts payable and accrued expenses	$2,239	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Credo Technology Group Holding Ltd was formed under the laws of the Cayman Islands in September 2014. Credo Technology Group Holding Ltd directly owns Credo Technology Group Ltd., which owns, directly and indirectly, all of the shares of its subsidiaries in mainland China, Hong Kong, and the United States (“U.S.”). References to the “Company” in these notes refer to Credo Technology Group Holding Ltd and its subsidiaries on a consolidated basis, unless otherwise specified.
The Company is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the emerging 100G, 200G, 400G and 800G markets. The Company’s products are based on its Serializer/Deserializer (“SerDes”) and Digital Signal Processor (“DSP”) technologies. The Company’s product families include integrated circuits (“ICs”), Active Electrical Cables (“AECs”) and SerDes Chiplets. The Company’s intellectual property (“IP”) solutions consist primarily of SerDes IP licensing.
The ongoing COVID-19 pandemic has significantly impacted global economic activity and caused business disruption worldwide. The extent and nature of the impact of the COVID-19 pandemic on the Company’s business and financial performance will be influenced by a variety of factors, including the duration and spread of the pandemic, as well as future spikes of COVID-19 infections or the emergence of additional COVID-19 variants that may result in additional preventative and mitigative measures. These factors may affect the timing and magnitude of demand from customers and the availability of portions of the supply chain, logistical services and component supply and may have a material net negative impact on the Company’s business and financial results.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the years ended April 30, 2021 and 2020 included in the Company’s final prospectus dated January 26, 2022 (the “Prospectus”) as filed with the SEC on January 27, 2022 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Initial Public Offering
On January 31, 2022, the Company completed an initial public offering (the “IPO”) of 20,000,000 of its ordinary shares, par value $0.00005 per share (the “Shares”), at a public offering price of $10.00 per share. The Company sold 18,383,800 Shares and certain existing shareholders sold an aggregate of 1,616,200 Shares. The Company received net proceeds of $171.9 million after deducting underwriting discounts and commissions.
Immediately prior to the Closing, all of the Company’s outstanding Series A convertible preferred shares, Series B convertible preferred shares, Series C convertible preferred shares, Series D convertible preferred shares and Series D+ convertible preferred shares (collectively, the “Preferred Shares”) automatically converted into ordinary shares on a one-for-one basis, and such Preferred Shares were cancelled, retired and eliminated from the shares that the Company is authorized to issue and shall not be reissued by the Company.
In connection with the IPO, the underwriters were granted a 30-day option to purchase from the Company up to an additional 3,000,000 of the Company’s ordinary shares at the public offering price, less underwriting discounts and commissions. On February 7, 2022, the underwriters exercised the option to purchase additional shares in full, which purchase closed on February 10, 2022. The Company received net proceeds of $28.1 million after deducting underwriting discounts and commissions.
2. Significant Accounting Policies
The Company believes that other than the adoption of new accounting pronouncements and the accounting policies as described below, there have been no significant changes during the nine months ended January 31, 2022

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
and 2021 to the items disclosed in Note 2, “Significant Accounting Policies,” included in the audited consolidated financial statements for the years ended April 30, 2021 and 2020 in the Prospectus.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, asset lives for property and equipment, accrued liabilities, allowance for doubtful accounts, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, incremental borrowing rate used in the Company’s operating lease calculations, determination of the fair value of share-based awards, valuation of ordinary shares, and the realization of tax assets and estimates of tax reserves. Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Deferred Offering Costs
The Company capitalized certain legal, accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until such financings were consummated. Upon completion of the IPO, $5.3 million of such costs were recorded as a reduction of the proceeds generated from the offering which were recognized in additional paid-in capital. As of January 31, 2022, there were no deferred offering costs. As of April 30, 2021, the deferred offering costs recorded as other long-term assets on the condensed consolidated balance sheet were not material.
Amazon Warrant
The Company accounts for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument, based on the specific terms of the warrant agreement. When management determines that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
Accounting Pronouncement Recently Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and to disclose key information about lease arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new lease standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which impacts transition disclosures related to the new guidance. The Company adopted the new lease accounting standard on May 1, 2021, using the modified retrospective approach by applying the new standard to leases existing at the date of initial application and not restating comparative periods. See “Note 9 - Leases” for additional information.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for the Company for its fiscal year beginning May 1, 2021 and interim periods within its fiscal year beginning May 1, 2022. The Company adopted this guidance on May 1, 2021 prospectively, and the impact on its consolidated financial statements was not material.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning May 1, 2023 and interim periods within its fiscal year beginning May 1, 2024. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740 in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning May 1, 2022 and interim periods within its fiscal year beginning May 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
3. Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash is deposited in major financial institutions around the world. The Company’s cash deposits exceed insured limits.
Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, completion of existing contracts, and the volumes and prices at which the customers have recently bought the Company’s products. These variations are expected to continue in the foreseeable future.
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

	As of
Accounts Receivable	January 31, 2022	April 30, 2021
Customer A	*	35%
Customer B	63%	*
Customer C	*	11%
Customer D	*	15%
Customer E	*	11%
Customer F	11%	*

	Three Months Ended
Revenue	January 31, 2022	January 31, 2021
Customer A	22%	30%
Customer B	40%	*
Customer C	*	15%
Customer G	*	17%

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended
Revenue	January 31, 2022	January 31, 2021
Customer A	18%	31%
Customer B	33%	*
Customer F	13%	*
Customer H	*	16%
Customer I	*	14%
* Less than 10% of total accounts receivable or total revenue.
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended
	January 31, 2022	January 31, 2021
United States	$5,924	$7,008
Mexico	2,401	2,500
Malaysia	1,134	1,483
Hong Kong	3,277	1,459
China	14,729	32
Singapore	2,380	—
Rest of the World	1,955	976
	$31,800	$13,458

	Nine Months Ended
	January 31, 2022	January 31, 2021
United States	$18,999	$23,088
Mexico	6,282	5,930
Malaysia	2,257	4,867
Hong Kong	6,257	2,682
China	24,065	351
Singapore	7,342	12
Rest of the World	3,749	2,017
	$68,951	$38,947
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of January 31, 2022 and April 30, 2021.
During the three months ended January 31, 2022, the Company recognized $0.3 million of revenue that was included in the deferred revenue balance as of October 31, 2021. During the three months ended January 31, 2021, the Company recognized $1.4 million of revenue that was included in the deferred revenue balance as of October 31, 2020.
During the nine months ended January 31, 2022, the Company recognized $4.0 million of revenue that was included in the deferred revenue balance as of April 30, 2021. During the nine months ended January 31, 2021, the Company recognized $4.5 million of revenue that was included in the deferred revenue balance as of April 30, 2020.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $65.6 million and the satisfied but unrecognized obligation was approximately $17.1 million as of January 31, 2022, which the Company expects to recognize over the next three years. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of January 31, 2022, we had billed $10.9 million and recognized revenue amounting to $5.7 million upon delivery of the first deliverable which was consistent with the meeting of the first milestone. We have applied constraints on the remaining milestones due to significant uncertainty relating to the delivery of those milestones as of January 31, 2022 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Amazon Warrant
On December 28, 2021, we issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the Warrant). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201.0 million in aggregate payments. No other tranches were vested as of January 31, 2022.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7.00
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the three and nine months ended January 31, 2022, the Company recognized $0.4 million as contra revenue within the product sales revenue on the condensed consolidated statements of operations.
5. Fair Value Measurements
The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximate their respective fair values because of their short maturities.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	January 31, 2022	April 30, 2021
Raw materials	$13,572	$2,177
Work in process	6,233	1,844
Finished goods	6,317	3,083
	$26,122	$7,104

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2022	April 30, 2021
Prepaid expenses	$2,032	$1,313
Advances to suppliers	$140	6,276
Other current assets	$1,476	1,142
	$3,648	$8,731
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	January 31, 2022	April 30, 2021
Computer equipment and software	$1,751	$1,606
Furniture and fixtures	242	215
Laboratory equipment	9,255	6,603
Production equipment	11,791	5,680
Transportation equipment	222	224
Leasehold improvements	1,437	1,349
Construction in progress	7,910	4,698
	32,608	20,375
Less: accumulated depreciation and amortization	(8,978)	(6,144)
	$23,630	$14,231
Depreciation and amortization expense for the three months ended January 31, 2022 and 2021 was $1.3 million and $0.6 million, respectively. Depreciation and amortization expense for the nine months ended January 31, 2022 and 2021 was $3.3 million and $1.5 million, respectively. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.
Other Non-current Assets
Other non-current assets consisted of the following (in thousands):

	January 31, 2022	April 30, 2021
Non-current contract assets	$1,877	$1,819
Other non-current assets	3,308	1,641
	$5,185	$3,460
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2022	April 30, 2021
Accrued expenses	$8,031	$2,652
Current portion of operating lease liabilities	1,065	—
Income tax payable	1,226	625
	$10,322	$3,277
The increase in accrued expenses was primarily due to the offering costs incurred in connection with the IPO that has not been paid as of January 31, 2022.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
The Company depends upon third party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of January 31, 2022, the total value of open purchase orders that were committed with the Company’s third party subcontractors was approximately $10.7 million.
Warranty Obligations
The Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s products carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2022 and April 30, 2021.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of the condensed consolidated financial statements, the Company was not subject to any litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

8. Convertible Preferred Shares
The Company has previously issued Series A convertible preferred shares, Series B convertible preferred shares, Series C convertible preferred shares, Series D convertible preferred shares and Series D+ convertible preferred shares (collectively, the “Preferred Share”).
Immediately prior to the completion of the IPO, all of the then outstanding 52,059,826 shares of the Company’s convertible Preferred Share were automatically converted into an aggregate 52,059,826 shares of ordinary share on a one-for-one basis, and such Preferred Shares were cancelled, retired and eliminated from the shares that the Company is authorized to issue and shall not be reissued by the Company.
9. Ordinary Shares
The Company’s Articles of Association, as amended in March 2021, authorized the Company to issue 136,657,627 ordinary shares, par value $0.00005 per share. In connection with the consummation of the IPO, the Company filed the Amended and Restated Memorandum of Association with Cayman Islands, which authorized 1,000,000,000 ordinary shares and 50,000,000 convertible preferred shares.
Each ordinary share is entitled to one vote per share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all other classes of shares outstanding.
Share Repurchase Transaction

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
In July 2020, the Company offered to purchase up to an aggregate of 8,032,128 of its ordinary shares and options from certain ordinary shareholders, primarily initial investors, founders and current employees of the Company, at a cash price of $4.98 per share. The transaction was completed in August 2020. The total ordinary shares and options the Company repurchased was 6,875,822 at a total purchase price of $34.2 million. The excess of the repurchase price over the fair value of ordinary shares and options, which were originally issued to founders and current employees, was recorded as share-based compensation expense of $11.3 million for the nine months ended January 31, 2021.
For the excess of the fair value of ordinary shares and options over the par value of shares, the Company allocated the amount to both accumulated deficit and additional paid in capital. The portion allocated to additional paid in capital is determined by applying a percentage, determined by dividing the number of shares repurchased by the number of shares issued and outstanding, to the balance of additional paid in capital as of the date of share repurchase. In connection with the transaction, $0.9 million was allocated to additional paid in capital and $22.0 million was allocated to accumulated deficit.
10. Leases
Effective May 1, 2021, the Company adopted the new lease accounting standard using the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The Company elected to apply the short-term lease measurement and recognition exemption in which right-of-use assets (“ROU”) and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in the recording of operating lease ROU assets of $4.0 million and corresponding operating lease liabilities of $4.0 million. The standard did not materially affect the condensed consolidated statements of operations and had no impact on cash flows.
The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the rate implicit in each lease is not readily determinable, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term. The Company's leases include office space located in the United States and other international locations, which are all classified as operating leases.
During the nine months ended January 31, 2022, the Company entered into a sublease agreement whereby the Company will lease an office space located in San Jose, California (the “HQ Lease”). The office space will serve as the Company’s corporate headquarters and include engineering, marketing and administrative functions. The HQ Lease has a term of 103 months from the commencement date in April 2022. Total future minimum lease payments under the lease is approximately $19.2 million. The HQ Lease is excluded from the Company’s right of use assets and operating lease liabilities as of January 31, 2022 as the commencement date does not start until the fourth quarter of fiscal 2022.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	January 31, 2022
Operating lease expenses	$709	$2,064
Cash paid for amounts included in the measurement of operating lease liabilities	$697	$2,068
Right-of-use assets obtained in exchange for lease obligation	$1,154	$1,413

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The aggregate future lease payments for operating leases, excluding the HQ Lease, as of January 31, 2022 are as follows (in thousands):

Fiscal Year	Operating leases
Remainder of 2022	$340
2023	1,290
2024	1,202
2025	652
2026	268
Total lease payments	3,752
Less: Interest	413
Present value of lease liabilities	$3,339
The aggregate future lease payments for operating leases as of April 30, 2021 are as follows (in thousands):

Fiscal Year	Operating leases
2022	$2,421
2023	866
2024	846
2025	397
Total lease payments	$4,530
As of January 31, 2022, the weighted average remaining lease term for the Company's operating leases is 2.04 years and the weighted average discount rate used to determine the present value of the Company's operating leases is 6.0%.

11. Share Incentive Plan
2021 Long-Term Incentive Plan
In January 2022, the Company adopted the 2021 long-term incentive plan (the “2021 Plan”). The 2021 Plan had 19,907,421 ordinary shares reserved for issuance thereunder as of January 31, 2022. Awards granted under the 2021 Plan may include, but are not limited to, options and restricted stock units (“RSU”). Options granted under the 2021 Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the share on the date of grant. RSU awards are denominated in shares of ordinary share, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. Awards under the 2021 Plan generally vest over 4 years.
Restricted Stock Unit Awards
During the three and nine months ended January 31, 2022, 3,427,500 RSUs were granted under the 2021 Plan with a weighted average grant date fair value of $10.00. The aggregate intrinsic value of RSUs expected to vest as of January 31, 2022 was $41.4 million.
As of January 31, 2022, unamortized compensation expense related to RSUs was $39.2 million. The unamortized compensation expense for RSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.58 years.
Employee Stock Purchase Plan
In January 2022, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants can purchase the Company’s ordinary shares using payroll deductions, which may not exceed 15% of their total cash compensation. Participants will be granted the right to purchase ordinary shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date or (ii) the end of six-month purchase period.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Under the ESPP, no shares were issued as of January 31, 2022. As of January 31, 2022, 3,800,508 shares remained available for future issuance under the ESPP.
Stock Option Awards
A summary of information related to share option activity during the nine months ended January 31, 2022 is as follows:

		Options Outstanding
	Shares available for grant	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2021	3,329,614	14,120,179	$1.57	7.87	$62,613
Options granted	(721,500)	721,500	$6.01
Options exercised and vested		(2,232,096)	$0.93
Options canceled/ forfeited	439,482	(439,482)	$2.85
Balance as of January 31, 2022	3,047,596	12,170,101	$1.90	7.34	$124,356
Vested as of January 31, 2022		6,342,760	$1.05	6.16	$70,230
Exercisable as of January 31, 2022		11,589,567	$1.91	7.32	$118,280
During the nine months ended January 31, 2022 and 2021, the total intrinsic value of options exercised, including options early exercised, was $25.0 million and $8.0 million, respectively.
As of January 31, 2022, the total unrecognized compensation cost was $11.1 million related to share options, which are expected to be recognized over a weighted-average period of 2.44 years.
The Company estimated the fair value of share options using the Black-Scholes option-pricing model. The fair value of employee share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair values of the employee share options granted in the nine months January 31, 2022 and 2021 were estimated using the following weighted-average assumptions:

	Nine Months Ended January 31,
	2022	2021
Expected volatility	41.29% - 42.31%	40.12% - 42.62%
Weighted-average expected term (in years)	5.96	5.95
Risk-free interest rate	0.69% - 1.23%	0.32% - 0.52%
Dividend yield	—%	—%
Weighted-average grant date fair value per share	$6.26	$1.60
Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Cost of revenue	$46	$46	$180	$137
Research and development	711	381	1,872	7,291
Selling, general and administrative	681	420	1,768	5,560
	$1,438	$847	$3,820	$12,988
12. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, and discrete items.
Provisions for income taxes for the three and nine months ended January 31, 2022 and 2021 were as follows (in thousands except percentages):

	Three Months Ended January 31, 2022	Effective Tax Rate	Three Months Ended January 31, 2021	Effective Tax Rate
Provision (benefit) for income taxes	$(387)	72.90%	$372	(7.84)%

	Nine Months Ended January 31, 2022	Effective Tax Rate	Nine Months Ended January 31, 2021	Effective Tax Rate
Provision for income taxes	$1,116	(7.11)%	$1,061	(4.54)%
Our effective tax rate for the three months ended January 31, 2022 differs from the same period in the prior year primarily due to an increase in pretax book income for the current quarter and amended return to provision true-ups.
13. Net Loss Per Share
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Numerator:
Net loss	$(144)	$(5,117)	$(16,821)	$(24,425)
Denominator:
Weighted-average shares outstanding used in basic and diluted calculation	73,815	67,429	70,439	69,418

Net loss per share
Basic and diluted	$—	$(0.08)	$(0.24)	$(0.35)
The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the three and nine months ended January 31, 2022 and 2021 because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended		Nine Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Options and RSAs	9,081	6,236	8,078	5,437
RSUs	35	—	12	—
Customer warrant	2	—	1	—
Underwriters’ option to purchase additional ordinary shares	39	—	13	—
Convertible preferred shares	—	46,025	—	42,866
	9,157	52,261	8,103	48,303
14. Subsequent Events
Issuance of additional ordinary shares
On February 10, 2022, the Company issued an additional 3,000,000 of the Company’s ordinary shares in connection with the IPO and received net proceeds of $28.1 million after deducting underwriting discounts and commissions. Refer to Note 1, “Description of Business and Basis of Presentation”, for further details.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended April 30, 2021 included in our Prospectus. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” following the Table of Contents of this Quarterly Report on Form 10-Q.
Overview
Credo is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the emerging 100G, 200G, 400G and 800G port markets. Our products are based on our proprietary SerDes and DSP technology. Our product families include ICs, AECs and SerDes Chiplets. Our IP solutions primarily are comprised of SerDes IP development and licensing.
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to disrupt competition in existing markets, lead the way into emerging markets, and innovate to create new market opportunities. While many others in the data infrastructure industry struggle to meet customers’ increasing performance and energy efficiency requirements, we continue to innovate to deliver groundbreaking solutions. A recent example is the announcement of our HiWire Switch cable and open-source implementation with Microsoft that helps realize Microsoft’s vision for a network-managed dual-ToR architecture, overcoming complex and slow legacy enterprise approaches, simplifying deployment, and improving connection reliability in the datacenter.
The multi-billion dollar data infrastructure market that we serve is driven largely by hyperscalers, HPC and 5G infrastructure. The demands for increased bandwidth, improved power and cost efficiency, and heightened security have simultaneously and dramatically expanded as work, education, and entertainment have rapidly digitized across billions of end-point users.
Since our founding in 2008, we have achieved several significant milestones:
•From 2008 to 2012, we developed our proprietary, low-power, mixed-signal SerDes architecture which could scale from 25Gbps/lane to 50Gbps/lane and ultimately to 100Gbps/lane.
•In 2013, we began commercializing our core SerDes technology by providing connectivity solutions for the electrical and optical links in data centers.
•In 2014, we signed our first product contract with Non-Recurring Engineering (NRE) services as well as our first IP licensing contract.
•In 2016, we commenced production shipments of our Line Card PHY products.
•In 2017, we developed a 3.2Tbps chiplet for high bandwidth 12.8Tbps switches. This chiplet included 64 lanes of 50Gbps SerDes and was built in 28nm using Chip-on-Wafer-on-Substrate (CoWoS) packaging technology from TSMC.
•In 2018, we created AECs, a new category of datacenter system products, beginning with developing 400G DDC solutions up to seven meters in length.
•In 2019, we developed new DSP SerDes architectures optimizing the performance and power trade-offs for 400G and 800G solutions targeting Line Card PHYs, Optical PAM4 DSPs, and AECs.
•In 2020, we demonstrated the industry’s first 40Gbs PAM3 SerDes in silicon. In addition, we engineered breakthrough Line Card PHYs and Optical PAM4 DSPs with leading performance and power for 50G/lane and 100G/lane solutions.
•In 2021, we launched new AEC solutions targeting ToR-to-NIC connections. Our solutions enabled dual-ToR server racks to seamlessly “switch” data traffic to the redundant ToR if a ToR port failed.

We design, market and sell both product and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies. We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the product or license the IP into the broader market.
During the three months ended January 31, 2022 and 2021, we generated $31.8 million and $13.5 million in total revenue, respectively. Product sales and product engineering services revenue comprised 84% and 68% of our total revenue in the three months ended January 31, 2022 and 2021, respectively, and IP license and IP license engineering services revenue represented 16% and 32% of our total revenue in the three months ended January 31, 2022 and 2021, respectively. During the three months ended January 31, 2022 and 2021, we generated $0.1 million and $5.1 million in net loss, respectively.
We derive the substantial majority of our revenue from a limited number of customers, and we anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
Our Business Model
We are a product-focused business with a strong foundation in IP, pioneering comprehensive connectivity solutions that deliver bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. We also develop IP solutions to address the specific and complex needs of our customers. We earn revenue from these IP solutions primarily through licensing fees and royalties. In addition to product sales and IP license revenue, we also generate revenue from providing engineering services as part of our product and license arrangements with certain customers. Over time, we expect to generate an increased proportion of our revenue from sales of our products. We expect to see a long-term benefit from improvements in our operating leverage as our business continues to gain scale.
We utilize a fabless business model, working with a network of third parties to manufacture, assemble and test our connectivity products. This approach allows us to focus our engineering and design resources on our core competencies and to control our fixed costs and capital expenditures.
We employ a two-pronged sales strategy targeting both the end users of our products, as well as the suppliers of our end users. By engaging directly with the end user, we are able to better understand the needs of our customers and cater our solutions to their most pressing connectivity requirements.
This strategy has enabled us to become the preferred vendor to a number of our customers who, in turn, in some cases, require their suppliers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers to utilize our solutions.

Revenue Mix and Associated Gross Margins
We are a product-focused business with a strong foundation in IP and, as such, our customers engage with us through the purchase of our products or the licensing of our IP. In some instances, customers will engage us to develop tailored products or IP licenses to meet their specific application requirements. We charge these customers incremental fees for this tailored development which are in addition to product sales or IP license revenue, and we recognize these additional fees as product engineering or IP license engineering services revenue.
By providing tailored engineering services to our customers, we believe we strengthen our customer relationships, enable additional sales and establish ourselves for potential long-term revenue opportunities from associated product sales or IP license revenue.
A summary of our revenue and associated gross margin by these revenue sources is presented below (in thousands, except percentages):

	Three Months Ended January,		Nine Months Ended January,
	2022	2021	2022	2021
Revenue:
Product sales	$22,706	$6,178	$48,423	$18,730
Product engineering services	3,954	3,010	6,628	5,349
Total product sales and product engineering services	26,660	9,188	55,051	24,079
IP license	5,022	3,154	12,194	11,551
IP license engineering services	118	1,116	1,706	3,317
Total IP license and IP license engineering services	5,140	4,270	13,900	14,868
Total revenue	$31,800	$13,458	$68,951	$38,947

Gross margin:
Product sales	46.1%	33.7%	45.4%	41.6%
Product engineering services	89.6%	66.0%	72.7%	57.1%
Total product sales and product engineering services	52.6%	44.3%	48.7%	45.1%
IP license	100.0%	100.0%	100.0%	100.0%
IP license engineering services	59.3%	75.8%	72.9%	75.8%
Total IP license and IP license engineering services	99.1%	93.7%	96.7%	94.6%
Total gross margin	60.1%	60.0%	58.4%	64.0%
Over time, we anticipate that our revenues from product sales and IP license will become a larger proportion of total revenue relative to engineering services.
We incur certain costs associated with introducing new products to market which impact the gross margin associated with product sales. Over time, as revenue from our product sales increases, we expect these product introduction costs to decease as a percentage of product sales revenue resulting in a higher gross margin on product sales revenue.
Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors including the following:
Design Wins With New and Existing Customers
Our solutions enable our end customers to differentiate their product offerings and position themselves to meet the demands of increasingly advanced networks. We work closely with our end customers to understand their product roadmaps and strategies and help them develop new products. Our goal is to develop solutions that support their product roadmap and development. If an end customer has tested our product, verified that it meets their requirements and the customer has informed us that the end customer intends to have our customer build it into their product, we consider it a design win. We consider design wins important to our future success. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. In addition, some design wins result in significant revenue and some do not, and the timing of such revenue is difficult to predict as it depends on the success of the end customer’s product that uses our solutions. Thus, some design wins result in orders and significant revenue shortly after the design win is awarded and other design wins do not result in significant orders and revenue for several months or longer after the initial design win (if at all). As a result, the degree to which we are successful in achieving design wins and the speed and level at which end customers ramp volume production of the products into which our product is designed will impact our success and financial results in future periods.
Customer Demand and Pipeline
Demand for our products is dependent on conditions in the markets in which our customers operate, which are subject to cyclicality and competitive conditions. We believe our relationships with the end customers of our products and the long-term implications of decisions to adopt our solutions, provide us with valuable visibility into customer demand. Furthermore, our customers generally provide us with periodic forecasts of their requirements. This provides an opportunity for us to monitor and refine our business operations and plans. The majority of our product sales are made pursuant to standard purchase orders. Changes in customer forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce and manage our operating expenses.
Pricing and Product Gross Margins
Our revenue is also impacted by changes in the number and average selling prices of our products. Our products are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, leading to higher volumes, and average selling prices lower than initial levels. Our product gross margins will be affected by the extent to which these declines are paired with improvements in manufacturing yields and lower wafer, assembly and test costs that offset some of the margin reduction that results from lower average selling prices as well as the extent to which we introduce new products with higher initial average selling prices and achieve market acceptance. Our gross margins may also be affected by changes in the price of silicon wafers, copper cables, printed circuit boards (PCBs), testing costs and commodities, and the extent to which we are able to offset any increases in our costs through increases prices to our customers, productivity actions or other means. In August 2021, TSMC, on which we rely as the foundry for all our semiconductor products, began informing its customers that it plans to increase the prices of its most advanced chips by roughly 10% and its less advanced chips by up to 20%, effective in late 2021 or early 2022 as a result of a global supply shortage that began in 2020. If we are unable to offset the increased costs associated with this price increase through pricing increases on our products, our gross margins may decrease. Our product gross margins may also fluctuate from period to period as a result of changes in average selling prices due to new product introductions or existing product transitions into larger scale commercial volumes and manufacturing costs as well as our product and customer mix.
Product Adoption
We develop and sell leading-edge connectivity solutions for digital infrastructure which are intended to replace existing legacy solutions and support our customers’ future applications and needs. Our success is dependent on customers adopting our new technology and preferring our solutions over competing offerings or other current or future technologies.
Technology Development
We operate in industries characterized by rapidly changing technologies, industry standards and technological obsolescence. We work closely with our customers to understand their product roadmaps and strategies to forecast their future needs. This helps inform our technology roadmap and development priorities. We also monitor forecasts by industry analysts and the adoption curve of technology as well as potential competing forces which could hinder adoption of our solutions. Our revenue growth is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of our customers, diversify our revenue base and generate new revenue to replace, or build upon, the success of previously introduced products which may be rapidly maturing. As a result, our revenue is impacted, to a more significant extent, by product life cycles for a variety of products and to a much lesser extent, if any, by any single product. In order to remain competitive, we have made, and expect to continue to make, significant expenses in research and development, and our research and development expenses in a particular period may be significantly impacted by specific product or engineering initiatives that we undertake to maintain our competitiveness and expand our product portfolio. If we fail to anticipate or respond appropriately to new developments in technology, or to timely develop competitive new or enhanced products or technologies, our revenue could decrease and we could lose design wins to our competitors.
Industry Trends and Cyclicality
We continue to evaluate trends within the industry that affect our business performance. We design and develop high-speed connectivity solutions that deliver improved power and cost efficiency for the data infrastructure market. This market is driven by hyperscalers, HPC and 5G infrastructure. Accordingly, our revenue and business performance are influenced by the deployment and timing of broader market adoption of next generation technologies in data centers, particularly by hyperscalers, and in the HPC and 5G markets. The semiconductor industry is cyclical and is characterized by rapid technological change, evolving standards, product obsolescence, price erosion, and fluctuations in product supply and demand. Any prolonged or significant downturn in our industry generally could adversely affect our business and reduce demand for our products and otherwise harm our financial condition and results of operations.
Impact of COVID-19
The ongoing COVID-19 pandemic has significantly impacted global economic activity and caused business disruption worldwide. It has prompted governments and businesses to take unprecedented measures, including restrictions on travel, temporary business closures, quarantines and shelter-in-place orders.
Since the onset of the pandemic in March 2020, most of our employees have transitioned to remote work, and we have temporarily prohibited most business travel. We have complied with the recommendations of government health agencies in each jurisdiction in which we operate throughout the pandemic. We formed a task force to track the spread of COVID-19 and other relevant metrics to stay informed and took several precautions to operate safely.
We are very proud of the response of our employees, suppliers and customers to the demands of the pandemic. Our collective response meant that the impact to our business was significantly mitigated, and we believe the overall impact was relatively limited as a result. However, there has inevitably been some impact on our end customers – potentially delaying or scaling down purchasing decisions – that may have reduced our sales. Stay at home orders may have reduced our ability to most effectively market and sell our products and solutions while our research and development functions may have been impacted from being off-site.
Over the longer term, we may see some positive impacts on our business as a result of the COVID-19 pandemic. We believe the COVID-19 pandemic accelerated requirements for increased bandwidth and lower latency, reduced power, and heightened the need for effective security as previously centralized work, school, and entertainment connections have disseminated across myriad end-point users.
Although we are optimistic that the global response to the pandemic will continue to support an improvement in conditions, we are actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, customers, suppliers, industry and workforce.
The extent and nature of the impact of the COVID-19 pandemic on our business and financial performance will be influenced by a variety of factors, including the duration and spread of the pandemic, as well as future spikes of COVID-19 infections or the emergence of additional COVID-19 variants that may result in additional preventative and mitigative measures. These factors may affect the timing and magnitude of demand from customers and the availability of portions of the supply chain, logistical services and component supply and may have a material net negative impact on our business and financial results. For additional information regarding the potential impact of the COVID-19 pandemic on our business, see “Risk Factors—Risks Related to Our Business—The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity and may adversely impact our operations and financial results” in our Prospectus.
Amazon Warrant
On December 28, 2021, we issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the Warrant). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201.0 million in aggregate payments.
Upon a change of control of us (including certain transfers of 50% or more of the voting power in the Company to a new person or group) in which the consideration to be received by our then existing shareholders consists solely of cash, the Customer Warrant, to the extent vested, will be deemed automatically net exercised immediately before the consummation of such change of control, and the remaining unvested shares under the Customer Warrant will thereafter automatically terminate. Upon a change of control of us in which the consideration to be received by our then existing shareholders consists of securities or other non-cash consideration, then we will cause the acquiring, surviving, or successor party to assume the obligations of the Customer Warrant, and the Customer Warrant will thereafter be exercisable for the same securities or other non-cash consideration that a holder of our ordinary shares would have been entitled to receive in connection with such transaction if such holder held the same number of shares as were purchasable under the Customer Warrant if the Customer Warrant had been exercised in full immediately before the consummation of such change of control, subject to further adjustment from time to time in accordance with the provisions of the Customer Warrant.
The Warrant is accounted for as an equity instrument. When management determines that it is probable that a tranche of the Warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
Components of Our Operating Results
Revenue
Our revenues consist of sale of our products, licensing of our IP and providing product engineering and IP license engineering services. Product sales primarily consists of shipment of our ICs and AEC products. IP license revenue includes fees from licensing of our SerDes IP and related support and royalties. Product engineering and IP license engineering services revenue consists of engineering fees associated with integration of our technology solutions into our customers’ products and IP, respectively. Our customers are primarily OEMs who design and manufacture end market devices for the communications and enterprise networks markets. Our revenue is driven by various trends in these markets. Our revenue is also impacted by changes in the number and average selling prices of our IC products.
We recognize revenue upon transfer of control of promised goods and services in an amount that reflects the consideration we expect to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (SSP) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and our overall pricing objectives, while maximizing observable inputs. Our policy is to record revenue net of any applicable sales, use or excise taxes. Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services.
Product Sales - We transact with customers primarily pursuant to standard purchase orders for delivery of products and generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. We offer standard performance warranties of twelve months after product delivery and do not allow returns, other than returns due to warranty issues. We recognize product sales when we transfer control of promised goods in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods, net of accruals for estimated sales returns.
IP License Revenue - Our licensing revenue consists of a perpetual license, support and maintenance, and royalties. Our license arrangements do not typically grant the customer the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the customer. In connection with the license arrangements, we offer support and maintenance to assist customers in bringing up and qualifying the final product. Revenue from customer support is deferred and earned over the support period, which is typically one year.

In certain cases, we also charge licensees royalties related to the distribution or sale of products that use our technologies. Such royalties are reported to us on a quarterly basis. We estimate the sales-based royalties earned each quarter primarily based on our customers’ reporting of sales activity incurred in that quarter. We recognize the estimated royalty revenue when it is probable that reversal of such amounts will not occur. Any differences between actual royalties owed by a customer and the quarterly estimates are recognized when updated information becomes available.
Product Engineering and IP License Engineering Services Revenue - Some product and IP license revenue contracts includes non-recurring engineering services deliverables. We recognize revenue from these agreements over time as services are provided or at a point in time upon completion and acceptance by the customer of contract deliverables, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to delivery of services. We believe the input method, based on time spent by our engineers, best depicts the efforts expended to transfer services to the customers.
Certain contracts may include multiple performance obligations for which we allocate revenue to each performance obligation based on relative SSP. We determine SSPs based on observable evidence. When SSPs are not directly observable, we use the adjusted market assessment approach or residual approach, if applicable. We also consider the constraint on estimates of variable consideration when estimating the total transaction price. We record liabilities for amounts that are collected in advance of the satisfaction of performance obligations under deferred revenue.
Cost of Revenue
Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of intellectual property purchased from third parties, write-down of inventories, and amortization of production mask costs. Costs of revenue includes cost of product sales revenue, cost of product engineering services revenue and cost of IP license engineering services revenue. Cost of revenue relating to IP license revenue was not material for the three and nine months ended January 31, 2022 and 2021.
Research and Development Expenses
Research and development expense consists of costs incurred in performing research and development activities and includes salaries, share-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred.
We believe that continued investments in our products are important to our future growth and, as a result, we expect our research and development expenses to continue to increase in absolute dollars.
Selling, General and Administrative Expenses
Selling expenses consist of personnel costs including salaries, benefits, and share-based compensation expense, field application engineering support, samples to customers, shipping costs, and travel & entertainment costs.
We expect selling expenses to increase in absolute dollars as we increase our sales and marketing personnel and continue to expand our customer engagement.
General and administrative expenses consist primarily of personnel costs including salaries, benefits, and share-based compensation, related to corporate, finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, and general corporate expenses including allocated facilities expenses.
We expect general and administrative expenses to increase in absolute dollars as we grow our operations and incur additional expenses associated with operating as a public company. These expenses as a result of operating as a public company include expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Other Income and Expense, Net
Other income and expense, net consists primarily of interest income from significant financing components related to IP license revenue contracts, and foreign exchange gains and losses.
Provision for Income Taxes
Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
We account for uncertain tax positions in accordance with ASC 740‑10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the consolidated financial statements as income tax expense.
Results of Operations
Three and Nine Months Ended January 31, 2022 and 2021
The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended January,		Nine Months Ended January,
	2022	2021	2022	2021
Revenue:
Product sales	71.4%	45.9%	70.2%	48.1%
Product engineering services	12.4%	22.4%	9.6%	13.7%
IP license	15.8%	23.4%	17.7%	29.7%
IP license engineering services	0.4%	8.3%	2.5%	8.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	38.4%	30.4%	38.3%	28.0%
Cost of product engineering services revenue	1.3%	7.6%	2.6%	5.9%
Cost of IP license engineering services revenue	0.2%	2.0%	0.7%	2.1%
Total cost of revenue	39.9%	40.0%	41.6%	36.0%
Gross margin	60.1%	60.0%	58.4%	64.0%
Operating expenses:
Research and development	34.6%	52.0%	47.1%	68.4%
Selling, General and Administrative	26.9%	43.6%	33.9%	55.5%
Total operating expenses	61.5%	95.6%	81.0%	123.9%
Operating loss	(1.4)%	(35.6)%	(22.7)%	(59.9)%
Other income (expense), net	(0.3)%	0.3%	(0.1)%	(0.1)%
Loss before income taxes	(1.7)%	(35.3)%	(22.8)%	(60.0)%
Provision (benefit) for income taxes	(1.2)%	2.7%	1.6%	2.7%
Net loss	(0.5)%	(38.0)%	(24.4)%	(62.7)%

Comparison of Three and Nine Months Ended January 31, 2022 and 2021
Revenue

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except percentages)
Product sales	$22,706	$6,178	267.5%	$48,423	$18,730	158.5%
Product engineering services	3,954	3,010	31.4%	6,628	5,349	23.9%
IP license	5,022	3,154	59.2%	12,194	11,551	5.6%
IP license engineering services	118	1,116	(89.4)%	1,706	3,317	(48.6)%
Total revenue	$31,800	$13,458	136.3%	$68,951	$38,947	77.0%
Revenue for the three months ended January 31, 2022 increased by $18.3 million primarily due to increases in product sales revenue of $16.5 million, and IP license revenue by $1.9 million.
The increase in product sales was primarily due to an increase in the number of AEC cables shipped that were introduced in fiscal 2021. Revenue from product sales comprised 71% and 46% of our total revenue for the three months ended January 31, 2022 and 2021, respectively. The increase in IP license revenue was driven by additional IP licenses delivered to customers.
Revenue for the nine months ended January 31, 2022 increased by $30.0 million primarily due to an increase in product sales revenue of $29.7 million.
The increase in product sales was primarily due to an increase in the number of AEC cables shipped that were introduced in fiscal 2021. Revenue from product sales comprised 70% and 48% of our total revenue for the nine months ended January 31, 2022 and 2021, respectively.
Cost of Revenue

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except percentages)
Cost of product sales revenue	$12,230	$4,094	198.7%	$26,436	$10,936	141.7%
Cost of product engineering services revenue	410	1,023	(59.9)%	1,807	2,294	(21.2)%
Cost of IP license engineering services revenue	48	270	(82.2)%	462	803	(42.5)%
Total cost of revenue	$12,688	$5,387	135.5%	$28,705	$14,033	104.6%
Cost of product sales increased by $8.1 million in the three months ended January 31, 2022, compared to the same period in fiscal 2021, primarily due to increased product sales during the same period as discussed above.
Cost of product sales increased by $15.5 millionin the nine months ended January 31, 2022, compared to the same period in fiscal 2021, primarily due to increased product sales during the same period as discussed above.
Gross Profit and Gross Margin

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except percentages)
Gross profit	$19,112	$8,071	135.8%	$40,246	$24,914	61.5%
Gross margin	60.1%	60.0%		58.4%	64.0%
Gross margin for the three months ended January 31, 2022 was consistent with the same period in fiscal 2021.

Gross margin decreased by 5.6 percentage points in the nine months ended January 31, 2022, compared to the same period in fiscal 2021, primarily driven by an increase in our product sales as a percentage of overall revenue as noted above.
We expect to see a long-term benefit from improvements in our operating leverage as our business continues to gain scale.
Research and Development

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except percentages)
Research and development	$10,995	$6,993	57.2%	$32,488	$26,636	22.0%
% of total revenue	34.6%	52.0%		47.1%	68.4%
Research and development expense for three months ended January 31, 2022 increased by $4.0 million compared to the same period in fiscal 2021. The increase was due primarily to a $2.7 million increase in personnel costs as a result of new hires for product development, a $0.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, and a $0.7 million decrease in allocation of R&D expense to costs of engineering services due to less engineering hours incurred that was associated to non-recurring engineering service revenue arrangements.
Research and development expense for nine months ended January 31, 2022 increased by $5.9 million compared to the same period in fiscal 2021. The increase was due primarily to a $6.4 million increase in personnel costs as a result of new hires for product development, a $3.4 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $0.7 million decrease in allocation of R&D expense to costs of engineering services due to less engineering hours incurred that was associated to non-recurring engineering service revenue arrangements, which was offset by $5.4 million decrease in share-based compensation expense driven by a one-time share repurchase transaction from employees during the nine months ended January 31, 2021.
Selling, General and Administrative

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except percentages)
Selling, General and Administrative	$8,568	$5,872	45.9%	$23,393	$21,602	8.3%
% of total revenue	26.9%	43.6%		33.9%	55.5%
Selling, general and administrative expense for the three months ended January 31, 2022 increased by $2.7 million compared to the same period in fiscal 2021. The increase was due primarily to a $1.3 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $0.8 million increase in professional services spending and a $0.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Selling, general and administrative expense for the nine months ended January 31, 2022 increased by $1.8 million compared to the same period in fiscal 2021. The increase was due primarily to a $3.5 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $1.3 million increase in professional services spending and general increases in selling, general and administrative expense as a result from our growing business operations, which was offset by $3.8 million decrease in share-based compensation expense driven by a one-time share repurchase transaction from employees during the nine months ended January 31, 2021.
Provision (benefit) for Income Taxes

	Three Months Ended January 31,			Nine Months Ended January 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(387)	$372	(204.0)%	$1,116	$1,061	5.2%

Provision for income taxes for the three months ended January 31, 2022 decreased by $0.8 million compared to the same period in fiscal 2021, resulting in a benefit for income taxes for the three months ended January 31, 2022. The fluctuation was primarily due to an increase in pre-tax book income for the three months ended January 31, 2022 and amended return to provision true-ups.
Provision for income taxes was consistent in the nine months ended January 31, 2022 compared to the same period in fiscal 2021.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through January 31, 2022, our operations have been financed primarily by the sale of convertible preferred shares and ordinary shares, and cash generated from our customers. As of January 31, 2022 and April 30, 2021, we had $240.5 million and $103.8 million in cash and cash equivalents, respectively, and working capital of $276.0 million and $125.3 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth.
We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(33,192)	$(30,849)
Net cash used in investing activities	$(7,932)	$(6,532)
Net cash provided by financing activities	$178,014	$77,674
Cash Flows Used in Operating Activities
Net cash used in operating activities was $33.2 million for the nine months ended January 31, 2022. The cash outflows from operating activities for the nine months ended January 31, 2022 were primarily due to $16.8 million of net loss and $25.1 million of cash outflows for working capital purposes, partially offset by $8.7 million of non-cash items. The cash outflows from working capital for the nine months ended January 31, 2022 were primarily driven by an increase in accounts receivable and inventories, partially offset by an increase in accounts payable, and accrued expenses and other liabilities.
Net cash used in operating activities was $31.0 million for the nine months ended January 31, 2021. The cash outflows from operating activities for the nine months ended January 31, 2021 were primarily due to $24.4 million of net loss and $10.8 million of cash outflows from working capital, partially offset by $4.2 million of non-cash items. The cash outflows from working capital for the nine months ended January 31, 2021 were primarily driven by an increase in inventories and a decrease in deferred revenue, and accrued expenses and other liabilities, partially offset by a decrease in accounts receivable.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $7.9 million in the nine months ended January 31, 2022 was attributable to purchases of property and equipment. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced and laboratory equipment used for research and development purposes.
Net cash used in investing activities of $6.5 million in the nine months ended January 31, 2021 was attributable to purchases of property and equipment. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced and laboratory equipment used for research and development purposes.
Cash Flows from Financing Activities
Net cash provided by financing activities of $178.0 million for the nine months ended January 31, 2022 was primarily attributable to $168.8 million in proceeds from IPO, net of underwriting discounts and commissions, and offering costs, $1.9 million in proceeds from exercises of share options and $7.2 million in proceeds from the issuance of convertible preferred shares, net of issuance costs.
Net cash provided by financing activities of $77.8 million for the nine months ended January 31, 2021 was primarily attributable to $1.1 million in proceeds from exercises of share options and $99.6 million in proceeds from the issuance of convertible preferred shares, net of issuance costs. This cash inflow was partially offset by $22.9 million in payments for repurchases of ordinary shares.
Critical Accounting Estimates
We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have a significant impact on our results are described in Note 2 to our consolidated financial statements included elsewhere in this prospectus. The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the SSP for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share awards, valuation of ordinary shares and the realization of tax assets and estimates of tax reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.
We continue to monitor and assess our critical estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
There have been no material changes to our critical accounting estimates during the three months ended January 31, 2022, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Prospectus.
Recent Accounting Pronouncements
For more information, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk. The majority of our sales and expenses are denominated in U.S. dollars. Since we operate in many countries, a portion of our international operational expenses is denominated in foreign currencies and exchange volatility could positively or negatively impact those operating expenses. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheet. These tax liabilities would be settled in local currency. Foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. We do not believe that foreign exchange volatility has had a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.
Although we have not entered into foreign currency derivatives to hedge our foreign currency exposure to date, in the future, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that a hypothetical adverse change in exchange rates would have had on our financial statements, with all other variables held constant. If the U.S. dollar weakened by 10%, our operating expense for the three months and nine months ended January 31, 2022 would have increased by approximately 3%, respectively.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
With respect to the quarter ended January 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on us. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our final prospectus as filed by us with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Act), relating to our registration statement on Form S-1 (File No. 333-261982). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On December 28, 2021, we issued and sold a warrant to Amazon.com NV Investment Holding LLC to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share.
The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering. We believe the offer, issuance and sale of the warrant was exempt from registration under the Act in reliance on Section 4(a)(2) of the Act as a transaction by an issuer not involving a public offering. The recipient of the warrant represented its intention to acquire the warrant for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrant issued in such transaction. The recipient had adequate access, through its relationship with us, to information about us.
Use of Proceeds
On January 31, 2022, we closed our initial public offering, in which we issued and sold 18,383,800 of our ordinary shares and certain of our existing shareholders sold an aggregate of 1,616,200 of our ordinary shares. On February 10, 2022, we issued and sold an additional 3,000,000 of our ordinary shares pursuant to the underwriters’ option to purchase additional shares from us. All of the shares were sold at a price to the public of $10.00 per share for an aggregate offering price of approximately $230.0 million.
All of the shares sold were registered under the Act pursuant to a registration statement on Form S-1 (File No. 333-261982) (the Registration Statement), which became effective on January 18, 2022. The representatives of the offering were Goldman Sachs & Co. LLC and BofA Securities, Inc. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
We received net proceeds of approximately $194.2 million after deducting underwriting discounts and commissions of $13.9 million and estimated offering expenses of $5.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of the proceeds from our initial public offering as described in our Prospectus.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-41249	3.1	February 1, 2022
10.1	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1	333-261982	10.1	January 3, 2022
10.2	2021 Long-Term Incentive Plan	S-8	333-262358	99.1	January 27, 2022
10.3	Form of Notice of Stock Option Award and Stock Option Agreement under the 2021 Long-Term Incentive Plan	S-1	333-261982	10.13	January 3, 2022
10.4	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Employees)	S-1	333-261982	10.14	January 3, 2022
10.5	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Directors)	S-1	333-261982	10.15	January 3, 2022
10.6	Employee Stock Purchase Plan	S-8	333-262358	99.2	January 27, 2022
10.7	Warrant, dated December 28, 2021, issued to Amazon.com NV Investment Holdings LLC	S-1/A	333-261982	10.17	January 18, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: March 10, 2022	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: March 10, 2022	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer