Form 10-K
period 2022-04-30
Credo Technology Group Holding Ltd
filed 2022-06-08
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41249
CREDO TECHNOLOGY GROUP HOLDING LTD
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Maples Corporate Services, Limited, PO Box 309, Ugland House Grand Cayman, KY1-1104, Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 664-9329

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.00005 per share	CRDO	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant completed the initial public offering of its ordinary shares on January 31, 2022. Accordingly, there was no public market for the registrant’s ordinary shares as of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 145,304,182 ordinary shares outstanding as of June 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

GENERAL
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company” and “Credo” mean Credo Technology Group Holding Ltd, a Cayman Islands company, and its subsidiaries as a group. We refer to the People’s Republic of China (solely for purposes of this Annual Report on Form 10-K, excluding Taiwan, Hong Kong and Macau) as “mainland China” or the “PRC.”
Additionally, any references to a fiscal year in this Annual Report on Form 10-K are to the 12 months ending on April 30 of the relevant year, and any references to a fiscal quarter are to the applicable quarter within a fiscal year. Our fiscal years ended April 30, 2022 and 2021 are referred to herein as “fiscal 2022” and “fiscal 2021,” respectively.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “seeks,” “estimates,” "forecasts," "targets," “may,” “can,” “will,” “would” and similar expressions identify such forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
•    risks related to the impact of the COVID-19 pandemic and armed conflict, war, terrorism and other geopolitical conflicts on our business, suppliers and customers;
•    risks related to customer demand and product life cycles;
•    risks related to the receipt, reduction or cancellation of, or changes in the forecasts or timing of, orders by customers;
•    risks related to the gain or loss of one or more significant customers;
•    risks related to changes in orders or purchasing patterns from one or more of our major customers;
•    risks related to delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process;
•    risks related to market acceptance of our products and our customers’ products;
•    risks related to our ability to develop, introduce and market new products and technologies on a timely basis;
•    risks related to the timing and extent of product development costs;
•    risks related to new product announcements and introductions by us or our competitors;
•    risks related to our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•    risks related to seasonality and fluctuations in sales by product manufacturers that incorporate our technology into their products;

•    risks related to changes in end-market demand, including cyclicality, seasonality and the competitive landscape;
•    risks related to cyclical fluctuations in the semiconductor market, and the markets of our end customers;
•    risks related to fluctuations in our manufacturing yields and costs;
•    risks related to significant warranty claims, including those not covered by our suppliers;
•    risks related to changes in our pricing, product cost and product mix; and
•    supply chain disruptions, delays, shortages and capacity limitations.
Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:
•We have incurred net losses and have an accumulated deficit. We may incur net losses in the future.
•Our revenue and operating results may fluctuate from period to period, which could cause the trading price of our ordinary shares to fluctuate.
•We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results.
•We do not have long-term purchase commitments from our customers, and if our customers cancel or change their purchase orders, our revenue and operating results could suffer.
•We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results could negatively affect our business, financial condition and results of operations.
•We face intense competition and expect competition to increase in the future. If we fail to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.
•Winning business is often subject to lengthy competitive selection processes that require us to incur significant expenditures prior to generating any revenue or without any guarantee of any revenue related to this business. Even if a customer chooses a Credo product for its system and starts to design us into that system, it may decide to cancel or change its plans, which could cause us to lose anticipated revenue from a product. If we fail to generate revenue after incurring substantial expenses to develop our products, it could materially and adversely affect our business, financial condition and results of operations.
•We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated, as we may be unable to obtain alternative manufacturing capacity.
•Our target customer and product markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our business, financial condition and results of operations would be harmed.
•Risks related to our international operations, including, but not limited to, the following:
•Our business, financial condition and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which we conduct business.
•Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations.

•Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could adversely affect us.
•The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit our ability to offer or continue to offer ordinary shares and/or other securities to investors and cause the value of such securities to significantly decline.
•Although the audit report included in this filing is issued by an independent registered public accounting firm that is subject to inspections by the Public Company Accounting Oversight Board (the PCAOB), there is no guarantee that future audit reports will be prepared by auditors or their international affiliates in jurisdictions where the PCAOB is able to fully inspect their work and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions on our access of the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the HFCAA) or the Accelerating Holding Foreign Companies Accountable Act, if enacted, if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as The Nasdaq Global Select Market (the Nasdaq), may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years, instead of three as currently provided by the HFCAA.
•PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
•We may face claims of intellectual property infringement, misappropriation or other violations, which could be time-consuming or costly to defend or settle, result in the loss of significant rights or harm our relationships with our customers or reputation in the industry.

PART I
Item 1. Business
Mission Statement
Our mission is to deliver high-speed solutions to break bandwidth barriers on every wired connection in the data infrastructure market.
Company Overview
Credo is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data generation and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market.
Our innovations ease system bandwidth bottlenecks while simultaneously improving on power, security and reliability. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the emerging 100G (or Gigabits per second), 200G, 400G and 800G markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our IP solutions consist primarily of SerDes IP licensing.
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to disrupt competition in existing markets, lead the way into emerging markets and innovate to create new market opportunities. While many others in the data infrastructure industry struggle to meet customers’ increasing performance and energy efficiency requirements, we continue to innovate to deliver groundbreaking solutions. A recent example is the announcement of our HiWire Switch AEC and open-source implementation with Microsoft that helps realize Microsoft’s vision for a highly reliable network-managed dual-Top-of-Rack (ToR) architecture (a network architecture design in which computing equipment located within the same or an adjacent rack are, for redundancy, connected to two in-rack network switches, which are, in turn, connected to aggregation switches via fiber optic cables), overcoming complex and slow legacy enterprise approaches, simplifying deployment and improving connection reliability in the datacenter.
The multibillion dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), high performance computing (HPC) and 5G infrastructure. The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.
Within the data infrastructure ecosystem, we target the wired connectivity market as it relates to communication electronics, which Gartner forecasts will grow from $12 billion in 2020 to $17 billion in 2025.1 650 Group forecasts that within this market, hyperscalers will be one of the primary drivers of growth for connectivity solutions and that higher speed 400G and 800G ports in the datacenter in particular will grow at a 49% compound annual growth rate (CAGR) from 2020 to 2025. Additionally, we estimate that the market for high-speed connectivity products will grow from $2 billion in 2022 to $5 billion in 2025. Our core technology is standard-agnostic, and any high-speed connectivity environment, such as the enterprise, HPC or consumer environment, could be a target for our disruptive solutions. We believe our market opportunity will continue to grow as the technical challenges of delivering higher speeds create increasingly challenging technical or cost hurdles for incumbent providers.
We design, market and sell both product and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies.
1 Gartner, Inc., Semiconductor Forecast Database, Worldwide, 2Q21 Update - June 2021

We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the part or license the IP into the broader market.
We have global sales, marketing and business development teams responsible for identifying and building our customer relationships. We sell our products to hyperscalers and cloud infrastructure providers, as well as 5G wireless, enterprise networking and HPC customers. We are engaged with five of the top seven hyperscalers (measured by their total capital expenditures across all vendors for the twelve months ended April 30, 2022), and our customer base includes over 20 blue chip clients, including more than 10 original equipment manufacturers (OEMs) and original design manufacturers (ODMs), over 10 optical module manufacturers, and other leading enterprises.
During fiscal 2022 and 2021, we generated $106.5 million and $58.7 million in total revenue, respectively. Product sales and product engineering services revenue comprised 77% and 63% of our total revenue in fiscal 2022 and 2021, respectively, and IP license and IP license engineering services revenue represented 23% and 37% of our total revenue in fiscal 2022 and 2021, respectively. Geographically, 36% and 75% of our total revenue in fiscal 2022 and 2021, respectively, was generated from customers in North America, and 64% and 25% of our total revenue in fiscal 2022 and 2021, respectively, was generated from customers in the rest of the world, primarily in Asia. During fiscal 2022 and 2021, we generated $22.2 million and $27.5 million in net loss, respectively.
Industry Overview
We believe we are well positioned to benefit from the strong secular tailwinds driving the data infrastructure market, which is being driven by several factors, including:
Explosion of Data Generation and Network Traffic: Cloud workloads, already vast and expanding, the proliferation of streaming video, 5G wireless deployment, expansion of the Internet of Things (IoT) and growing adoption of artificial intelligence are creating an explosion of data, which is straining existing data infrastructure and forcing paradigm shifts from transistor to system level. According to International Data Corporation, the amount of data created, captured, copied and consumed in the world is expected to increase by approximately 2.8 times, from 64 Zettabytes (ZB)2 in 2020 to more than 179ZB in 2025, reflecting a projected CAGR of 23%. This rapid growth in data and the related data traffic across networks is leading to bandwidth barriers and bottlenecks, creating the need for solutions that can enable faster connectivity speeds while addressing power constraints and security requirements.
Demand from All Corners of Digital Infrastructure: Increased data traffic requires increased data bandwidth. Participants across the data infrastructure ecosystem require higher performance connectivity solutions. We see this demand led by hyperscalers, whose position at the nexus of data infrastructure aggregates the incremental increases at the network edge, quickly followed by demand from 5G carriers. Furthermore, as the industry develops and bandwidth requirements proliferate, we expect to see these same dynamics extend more broadly, driving increased adoption in enterprise, HPC and consumer applications.
Hyperscalers, which are companies with the ability to seamlessly provision and add compute, memory, networking, and storage resources to a given node or set of nodes that make up a larger computing, distributed computing or grid computing environment, are one of the primary drivers of demand for high-speed, low-power connectivity solutions. By 2025, 650 Group forecasts that hyperscalers will purchase 39% of the Ethernet switches sold to the data center market, up from approximately 25% today. We expect hyperscalers to increase their bandwidth requirements as technological advances enable single-lane data rates to accelerate from 25G to 50G to 100G and beyond, powering link speeds of 100G, 200G/400G and 800G+. 650 Group estimates that total Ethernet
2 One Zettabyte is equal to one trillion Gigabytes.

ports in the datacenter will grow at a 6% CAGR from 2020 to 2025 with higher speed switches capturing a greater share of overall ports. 650 Group further estimates that 400G and 800G switches together are expected to grow at a 49% CAGR over the same period.
The following chart from the industry research group LightCounting illustrates the projected Ethernet IC chipset shipments by speed, illustrating the evolution of data transmission rates and the resulting bandwidth. According to LightCounting, shipments of 50G or slower Ethernet IC chipsets is expected to decline from 36.2 million shipments in 2020 to 23.9 million shipments in 2025, a CAGR of (8%), while shipments of 100G Ethernet IC chipsets is expected to grow from 11.5 million shipments in 2020 to 25.6 million shipments in 2025, a CAGR of 17%. Projected growth for the fastest chips is even higher.

LightCounting projects that shipments of 200G or faster Ethernet IC chipsets will grow from 1.1 million in 2020 to 20.2 million in 2025, a CAGR of 78%.

Projected Ethernet IC Chipset Shipments by Speed
LIGHTCOUNTING
Chipsets supplied annually (in mms)
80
70
60
50
40
30
20
10
-
2020
2021
2022
2023
2024
2025
3
11
7
26
24
≤ 50 GbE
100 GbE
200 GbE and 2x200GbE
400 GbE
2x400G, 800G

Source: LightCounting

As data transfer speeds increase, there are other implications for hyperscaler infrastructure. To achieve the benefits of higher bandwidth, every link in the hyperscaler data infrastructure must be accelerated, from the electrical connections on the switch ICs and packages, to the electrical connections on the switch and server printed circuit boards (PCBs) and ultimately to the electrical and optical connections in the cables and transceivers. In addition, given limited power budgets, there is a strong need for better power efficiency per bit transferred.
Similarly, with the global deployment of 5G networks, wireless carriers are also increasingly seeking higher performance connectivity solutions. According to Qualcomm, 5G is designed to support a 100x increase in traffic capacity and network efficiency. 5G basebands require ICs that support higher volumes of data traffic as compared to previous generations, causing 5G carriers to demand high-speed connectivity. The deployment of 5G networks will immediately require 50G ports for the infrastructure. We expect to address such demand with our 50G per lane and 100G per lane solutions. Coupled with the growth in data traffic and the desire to minimize latency and maximize uptime, we expect that 5G expansion will drive increased demand for faster connectivity.
Beyond hyperscalers and 5G networking, the evolution of connectivity standards for servers such as Peripheral Component Interconnect Express and consumer devices such as Universal Serial Bus (USB) present an additional long-term opportunity. As these connectivity standards move to higher-speed data rates and higher order modulation, innovation in power efficiency and cost efficiency will be required to deliver competitive connectivity solutions. We expect that demand for increasingly sophisticated connectivity solutions will grow alongside the evolution of these standards. We estimate that the combined PCIe and USB markets will increase from $1 billion in 2022 to almost $3 billion in 2025.
Increasing Shift to DDC: Hyperscalers and 5G network operators are rapidly evolving their network topology architectures as they move towards higher speeds. Increasingly, these customers are looking to Distributed, Disaggregated Chassis (DDCs), which separate the traditional, proprietary chassis used for switching and routing into its building blocks so it can more efficiently scale. The move to DDCs enables the use of standards-based hardware, a choice in software and the ability to avoid vendor lock-in. However, legacy connectivity options are poorly suited to address this evolution. Optical transceivers and Active Optical Cables (AOCs) suffer from high power consumption, high costs and poor longevity, and passive DACs are too thick and short-reaching to route at the required densities. This is leading to increasing interest in AEC technology as a key enabling technology for DDC architectures, as AECs reduce DDC power consumption, improve reliability and enable density levels not achievable with legacy solution.
Historically, the connection between server Network Interface Cards (NICs) and ToR ports has been dominated by passive Direct Attach Cables (DAC) technology. For example, according to estimates by 650 Group, 94% of ToR Ports in U.S. and China-based hyperscalers were connected to NICs by DACs in 2020. However, hyperscalers are increasingly looking to active cables, such as AECs, because, at higher data rates, DACs cannot attain the reach necessary for certain datacenter layouts. But AECs also augment ToR and NIC functions by integrating additional system-level features into the cables. Unlike DACs, they are active components in the network, but unlike most other components of the network they can be integrated at any time, without significant downtime. This enables, for example, upgrades to dual-ToR redundancy, or extended life for older servers through in-cable speed shifting. 650 Group believes that active cables for U.S. and Chinese hyperscalers will grow from 3% of NIC-ToR connections in 2021 to 49% of NIC-ToR by 2025, as illustrated in the table below.
Our Market Opportunity
We believe we are in the early stages of penetrating a massive opportunity. We benefit from the strong secular tailwinds in the data infrastructure market. Within the large and growing data infrastructure ecosystem, our offerings target the wired connectivity market as it relates to communication electronics. According to Gartner, the wired connectivity market for communication electronics is expected to grow from $12 billion in 2020 to $17 billion in 2025.3 650 Group forecasts that within this market, hyperscalers will be one of the primary drivers of growth for connectivity solutions and that higher speed 400G and 800G switches in the datacenter in particular will grow at a 49% CAGR from 2020 to 2025. Additionally, we estimate that the market for high-speed connectivity products will grow from $2 billion in 2022 to $5 billion in 2025. We specialize in providing high-performance, energy-efficient and cost-effective connectivity solutions. With the continued exponential growth of data traffic, we expect rising demand for our products as speed requirements increase over time. Additionally, we intend to continue to develop
3 Gartner, Inc., Semiconductor Forecast Database, Worldwide, 2Q21 Update - June 2021

new offerings that will expand the capabilities of our portfolio and address a broader section of the total wired connectivity market.

Our Competitive Strengths
We believe our key competitive strengths include the following:
Foundational Intellectual Property: We believe our technology leadership is based on our strong SerDes IP portfolio. Our purpose-built mixed-signal and DSP architectures are the foundation of our high-performance, power-efficient and cost-effective connectivity solutions. We believe this IP portfolio provides us with a significant competitive advantage.
Proven Demand from Tier 1 Customer Base: We are engaged with five of the top seven hyperscalers (measured by their total capital expenditures across all vendors for the twelve months ended March 31, 2021), and our customer base includes over 20 blue chip clients, including more than 10 OEMs and ODMs, over 10 optical module manufacturers and other leading technology companies. Our engagements with hyperscalers to date include design wins, as well as other commercial arrangements entered into in the ordinary course of our business, such as development and/or supply agreements. We consider a design win to occur when a customer notifies us that it has selected our products or technology to be incorporated into a product or system under development, often as part of a competitive technology review and bid process. While not legally enforceable contractual obligations, we believe design wins are an important step towards the adoption of our products or technologies by a customer, as competition for design wins is a highly selective process and generally results in the customer devoting substantial resources in partnering with us in development. The demand for our products and solutions by these leading technology companies demonstrates the strong demand for the enterprise-grade functionality, scalability, reliability and security that we offer.
Comprehensive Family of Connectivity Solutions: Our extensive solutions portfolio includes HiWire AECs, Optical PAM4 DSPs, Line Card PHYs, SerDes Chiplets for Multi-Chip Module (MCM) package integration and SerDes IP licensing. Our suite of products and technologies address our customers’ various bandwidth, power, cost, security, reliability and end-to-end signal integrity requirements. We believe we can provide superior service to our customers by serving as a single point of contact. Furthermore, our extensive knowledge and experience across a range of connectivity offerings better enables us to identify potential bottlenecks and design solutions to address them, differentiating us from competitors focused on point solutions.
Best-in-Class Technology: We believe we are at the forefront of the high performance connectivity market. Our architectural approach enables us to design in mature fabrication processes yet still deliver leading edge performance and power at a significantly lower cost. Our optimized SerDes architectures achieve industry-leading power efficiency on small die areas in cost-effective mature processes.
Culture of Continuous Innovation: We have a history of innovation and pioneering new technologies including:
•Early demonstration and productization of 112G SerDes for Optical and Electrical links
•Pioneer in 100G, 200G and 400G AEC market, establishing a new product category
•Industry-leading low-power gearbox for 56G and 112G per lane applications
•Delivering 112G XSR IP for MCM solutions
•Production shipments of SerDes Chiplets, including two versions of 3.2Tbps Chiplets
•Shipping industrial temperature (iTemp) PAM4 DSP for 5G market
•First to deliver 40G PAM3 SerDes
•Created HiWire Switch cable and open-sourced implementation with Microsoft in order to help realize their vision for a highly reliable network-managed dual-ToR architecture

We believe our culture of continuous innovation positions us as a market leader with best-in-class products and IP solutions.
Top Industry Talent and Experienced Leadership Team: We employ an engineering-focused workforce as well as a highly technical management team with deep industry experience and connectivity expertise. Our global team included 310 engineers as of April 30, 2022, while our international footprint allows us to continue attracting talent needed to support our business. We are led by a team of seasoned semiconductor and connectivity experts. Many of our executives have more than 20 years of semiconductor innovation experience and an extensive track record of successful leadership across multiple semiconductor companies.
Our Growth Strategy
To further our mission of providing secure, high-speed connectivity solutions, we intend to focus on the following strategic areas:
•Extend our leadership in SerDes technologies. Our proprietary SerDes architectures have underpinned our products and IP solutions since our inception. We intend to continue investing in research and development in our SerDes design to expand our technology leadership.
•Broaden our portfolio of products and IP solutions. We intend to continue to broaden our portfolio of offerings by developing new products and IP solutions to meet the evolving needs of the data infrastructure ecosystem as well as expand into adjacent markets we do not serve today.
•Attract and acquire new customers. We believe that we have a substantial opportunity to continue to grow our customer base. We intend to accelerate new customer acquisition across the markets that we serve as well as enter into new market segments by scaling our sales and marketing capabilities.
•Extend and deepen relationships with existing customers. We have demonstrated our ability to sell multiple of our connectivity solutions to several of our Tier 1 customers, and we will continue to seek to extend and deepen our relationships with existing customers. These relationships with leading hyperscalers, OEMs, ODMs and optical module manufacturers give us insight and extensive visibility into product designs, design specifications, development, production timeline, product implementation and product innovation. Our direct relationships enable us to better anticipate our customer needs and will facilitate our ability to sell multiple connectivity solutions to our customers over time.
Our Products and Solutions
We are pioneering comprehensive Ethernet connectivity solutions that deliver high bandwidth, scalability and end-to-end signal integrity for next-generation platforms. Today, we offer the following products and solutions: HiWire AECs, Optical PAM4 DSPs, Line Card PHYs, SerDes Chiplets and SerDes IP.
HiWire AECs: HiWire AECs are copper interconnect cables designed for affordable, low-power operation at 100G, 200G, 400G, and 800G data speeds. HiWire AECs enable hyperscalers and 5G architects to accelerate the transition to DDC by offering a high-performance alternative to short, thick DACs and high-power, high-cost AOCs. DDCs allow providers to pair hardware from ODMs with open source and third-party software to address issues surrounding operating expenses, flexibility and cost in traditional chassis applications. Our ToR to NIC AEC solutions enable hardware architects to pair commodity NIC and ToR hardware with value-added AECs to address needs related to redundancy and racking plans. Our HiWire AEC solutions include SWITCH, SPAN, SHIFT and CLOS AECs:
•Credo HiWire SWITCH AEC enables a NIC to connect to two ToRs in an Active/Standby configuration for sub-millisecond failover that is fully network operating system managed. This enables the simplicity of a single NIC-ToR connector for the server and user with reliability and convergence times that are superior to legacy link aggregation structures.
•Credo HiWire SPAN AECs are a plug and play replacement of AOC for high-speed interconnects. Intended for rack-to-rack connectivity, these cables support up to 7-meter reach, consume up to 50% less power than AOCs, cost up to 50% less than AOCs and offer a 10-year service life.
•Credo’s HiWire SHIFT AECs are a lower power, lower cost replacement to optical transceivers for high-speed interconnects that provides connectivity between PAM4 (a modulation scheme that doubles a network’s data rate by combining two bits into a single symbol with four amplitude levels) and non-return-to-zero (NRZ) ports with speed shifting and forward error correction (FEC) termination in-cable.
•Credo HiWire CLOS AECs are specifically designed for high density in-rack or HPC rack-to-rack interconnect to support CLOS architectures, a type of non-blocking, multistage switching architecture that reduces the number of ports required in an interconnected fabric. With up to 50% less power than optical solutions and up to 75% less volume than DACs, these AECs enable CLOS cabling densities up to 1,000 cables per rack.
Optical DSPs: We provide high-performance, low-power and cost-effective 50G to 400G PAM4 optical DSPs across a broad spectrum of use cases, speeds and bandwidths. The DSPs enable optical interconnect for cloud-scale, hyperscale and enterprise data center build-outs with 100G to 800G PAM4 optical modules and build-outs for 5G wireless service providers with 50G optical modules. These full-featured DSPs utilize our industry-leading transmitters and low bit error rate (BER) receivers, and are optimized for cost-effective production.
Our extensive optical product portfolio comprising our Dove and Seagull product families includes PAM4 DSPs for 50G, 100G, 200G, 400G and 800G PAM4 optical interconnects. Our proprietary DSP technology and equalization techniques help compensate for optical impairments to achieve optimal overall system performance, signal integrity and power efficiency. We introduced 50G PAM4 DSPs to operate over the full industrial temperature range of -40°C to +85°C module case and that are ideal for use in 5G wireless / enhanced Common Public Radio Interface front-, mid- and back-haul applications. The integrated DSP technology is critical in 5G wireless applications where cost-effective solutions are required, enabling wider use of Directly Modulated Lasers and un-cooled optics.
Line Card PHYs: We are enabling data connectivity and security in hyperscale and enterprise data centers with leading edge, low-power line card PHY solutions. Our Retimers, Gearboxes and MACsec / IPSEC devices support PAM4 / NRZ backplane and line card connectivity up to 112G per lane, supporting platforms up to 25.6 Terabits per second (Tbps) with 800G ports. Dedicated and multi-mode Retimers, Gearboxes and MACsecs, built around our low-power, high-performance SerDes IP, enable our customers to meet performance, power and price objectives.
Our Line Card PHY product families include our Black Hawk and Bald Eagle products for Retimers and Gearboxes, as well as our Owl series for MACsec / IPSEC applications.
SerDes Chiplets: SerDes technology enables data transmission at high rates while minimizing the number of interconnects required. As the bandwidth of interconnects increase, the complexity of the design for signal transmission increases. Our SerDes architecture has made it possible to deliver cost- and power-effective SerDes solutions in mature process nodes and make them available in chiplet form (multiple SerDes lanes in a single die) for integration with MCM System-on-Chips (SoCs), overcoming the need for matching core logic and SerDes IP in the same process node. Our SerDes Chiplets are designed for high performance and low power from mature processes, allowing customers to fabricate their core logic in advanced processes and combine them in their MCM SoC.
SerDes IP: SerDes IP is designed for the easy SoC integration of tens to hundreds of SerDes lanes. We designed our SerDes IP to optimally balance performance, power and manufacturing process costs and risks. Our patented mixed signal and DSP architectures are the foundation of our high-performance and low-power SerDes technology. Our architectural approach enables design in a mature fabrication process while delivering leading-edge performance and power efficiency, which has led to our more than 30 IP licensing engagements. Nevertheless, as part of our commitment to long-term innovation, we continuously develop technology in cutting-edge fabrication processes such as 5nm in order to enhance our competitive position, and to serve the market of IP licensing customers whose logic requires cutting-edge fabrication processes.
Our Customers
We sell our products to hyperscalers, OEMs, ODMs and optical module manufacturers, as well as into the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments.
We currently rely and expect to continue to rely on a limited number of customers for a significant part of our revenue. In fiscal 2022, we had four customers that each accounted for 10% or more of our total revenue. Each of the four customers accounted for 30%, 18%, 11% and 10%, respectively, of our fiscal 2022 revenue. In fiscal 2022, 36% of our revenue was derived from customers based in North America, and 64% was derived from customers based in Asia and other regions. The percentages in the preceding sentence are calculated based on destination of shipment and location of contracting entity, which may differ from the end customer’s principal offices.
Sales and Marketing
We employ a two-pronged sales strategy targeting both the end users of our products, as well as the suppliers of our end users. By engaging directly with the end user, we are able to better understand the needs of our customers and cater our solutions to their most pressing connectivity requirements.
This strategy has enabled us to become the preferred vendor to a number of our customers across the world who, in turn, require their suppliers, OEMs, ODMs and optical module manufacturers, to utilize our solutions. For example, five optical suppliers are currently designing products with our 200G Optical DSPs, and multiple optical suppliers are designing products with us for unrelated platforms due to performance, power and price advantages.
We sell our solutions worldwide through our direct sales force. We have a sales presence in North America, Asia and Europe. Our direct sales force is supported by marketing, business development and Field Application Engineer teams across our regions. These teams are organized to align with our product verticals.
Manufacturing & Suppliers
We utilize a fabless business model, working with a network of third parties to manufacture, assemble, and test our connectivity products. This approach allows us to focus our engineering and design resources on our core competencies and to control and reduce our fixed costs and capital expenditures.
We subject our third-party manufacturing contractors to qualification requirements to meet the high quality and reliability standards required of our products. We qualify our contractors and their processes before applying technology to our products. Our engineers work closely with our third-party foundry vendor and other contractors to increase yield, lower manufacturing costs and improve product quality.
•Wafer Fabrication: We currently utilize a wide range of semiconductor process generations to develop and manufacture our products. For all of our products, we use TSMC for semiconductor wafer production.
•Package, Assembly and Testing: Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Amkor and ASE for packaging our IC products, KYEC and TeraPower for testing our IC products and BizLink and Foxlink for manufacturing our AEC products.
Research and Development
We view our technology as a competitive advantage and devote substantial resources to the research and development of new products and the improvement of existing products. We have committed, and plan to continue to commit significant resources to technology and product innovation and development. We have assembled a team of highly skilled engineers with deep signal processing expertise who are located in San Jose, California, mainland China and Taiwan. As of April 30, 2022, we employed 310 engineers. Research and development expenses for fiscal 2022 and 2021 were $47.9 million and $34.8 million, respectively.
Intellectual Property (“IP”)
Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our brand and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties and prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology.
As of April 30, 2022, we owned 51 issued patents and 24 pending patent applications in the United States, and 17 issued patents and 37 pending patent applications in mainland China. Our patent and patent application portfolio primarily relates to four main areas: Ethernet standard, network cable technology, chip manufacturing and MCM and SerDes cores. These issued patents, and any patents granted from such applications, are expected to expire between 2029 and 2042, without taking potential patent term extensions or adjustments into account. We continually review our development efforts to assess the existence and patentability of new intellectual property.
The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent. It may also be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated or circumvented.
Moreover, we rely, in part, on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, trade secrets can be difficult to protect. While we take steps to protect and preserve our trade secrets, including by entering into confidentiality agreements with our employees, consultants and contractors and by maintaining physical security of our premises and physical and electronic security of our information technology systems, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
Competition
We believe we are the only company in our industry offering a complete suite of high-performance connectivity solutions. Our competitors typically compete with us with respect to some, but not all, of our solutions. Our principal competitors with respect to our products include Broadcom and Marvell, as well as various DAC suppliers. Our principal competitors with respect to IP licensing include Synopsys, Cadence and Alphawave. The principal competitive factors in our market include:
•success in identifying new and emerging markets, applications and technologies;
•product performance, power efficiency and cost-effectiveness;
•ability to provide a broad range of connectivity products and solutions;
•ability to deliver products in large volume on a timely basis at a competitive price;
•ability to offer products and features previously not available in the marketplace; and
•extent of IP protection and enforcement of rights.
We believe competition will increase as our market grows and connectivity technology advances. New entrants could enter our market, creating additional competition in the future. Although we believe we compete favorably with respect to the above factors, our future competitiveness will depend upon our ability to continue to design, develop and market compelling solutions.
Employees and Human Capital Resources
As of April 30, 2022, approximately 81% of our 382 full-time equivalent employees were engineers. Of our employees, 147 are located in North America and 235 are located in Asia. None of our employees are represented by a labor union or subject to a collective bargaining agreement, and we have never experienced a labor-related work stoppage.
Our success has been built on attracting, motivating and retaining a talented and driven workforce, particularly on our design and technical teams, but also our senior management and support personnel. Our teams of engineers are our most valuable assets. Our core philosophy is that our employees are our most important backers, investing their time and professional reputations in the company. We continually assess our business to identify our talent needs. We have a diverse workforce that represents many cultures and we celebrate our diversity by fostering inclusion across our multinational organization. We consider our global employee relations to be good.
Our objective is to attract and retain talented and experienced employees, advisors and consultants. Our team members often leverage their professional networks, and we also use online search tools, specialized recruiting firms, internships and university hires to ensure a varied outreach approach for candidates. We offer a combination of competitive base salary, time-based equity incentives and discretionary bonuses, which have generally been linked to financial performance that are designed to motivate and reward personnel with annual grants of share-based incentive compensation awards to our employees, some of which vest over a period of four years, plus other benefits, in order to increase member value and the success of our company by motivating our team to perform to the best of their abilities and achieve both our short- and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits may include paid time off; 401(k), pension or other retirement plans; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; and flexible spending accounts. Our global training and development program focuses on harassment-free workplace and diversity topics, as well as ethics and compliance.
Our company-wide compensation structure is intended to align incentives with the success of Credo. This includes our executives, whose incentives are generally the same as the rest of our employees. We believe that this fosters harmony within the company, as all teams are working together towards the same goals.
Our ongoing focus on workplace safety and compliance to applicable regulations has enabled us to preserve business continuity while ensuring a safe work environment during the COVID-19 pandemic,

including work-from-home arrangements for a substantial portion of our workforce and reduced capacity for those that have returned to the office, adhering to local health authority guidelines. We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration in the United States. We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under “—Manufacturing & Suppliers.”
Facilities
We lease 87,608 square feet of office space in San Jose, California under a lease expiring on October 31, 2030. We also lease approximately 56,348 square feet of office space in Shanghai, mainland China under leases expiring November 30, 2024 (with an option to extend), and approximately 18,537 square feet of office space in Zhubei City, Taiwan, under a lease expiring June 30, 2023. We lease additional small spaces in mainland China and the United States to support local staff.
We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.
Permissions to Operate Business in the PRC and Hong Kong
Under the current effective PRC laws, our PRC subsidiaries are required to obtain or complete the following primary permissions, filings or procedures for their operations: (i) business license for each of our PRC subsidiaries, (ii) foreign investment reporting, (iii) foreign exchange registration and (iv) customs filings. Our PRC subsidiaries have received all requisite permissions as listed above, and none of those permissions have been denied as of the date of this filing.
Under the current effective Hong Kong laws, our Hong Kong subsidiaries are required to obtain or complete the following primary permissions, filings or procedures for their operations: (i) Certificate of Incorporation for each of our Hong Kong subsidiaries and (ii) Business Registration Certificate for each of our Hong Kong subsidiaries. Our Hong Kong subsidiaries have received all requisite permissions as listed above, and none of those permissions have been denied as of the date of this filing.
Legal Proceedings
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
Available Information
Founded in 2008, Credo has an international footprint with offices in North America and Asia. Our registered mailing address is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Our principal website is www.credosemi.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus or the registration statement of which it forms a part.
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC.

Item 1A. Risk Factors
Investors in our ordinary shares hold equity securities of a Cayman Islands holding company rather than equity securities of our subsidiaries that have substantive business operations. Credo Technology Group Holding Ltd is a holding company incorporated under the laws of the Cayman Islands with no operations of its own. We conduct substantially all of our operations through our indirect, wholly-owned subsidiaries in the United States and internationally. As such, investors in our ordinary shares do not hold equity securities of our subsidiaries that have substantive business operations but instead hold equity securities of a Cayman Islands holding company. Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this filing, including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our ordinary shares. If any of the following risks are realized, in whole or in part, our business, results of operations and financial condition could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair the operation of our business.
Risks Related to Our Business
We have incurred net losses and have an accumulated deficit. We may incur net losses in the future.
We have a history of net losses and experienced a net loss of $22.2 million for fiscal 2022, primarily attributable to increased operating expenses, such as investments in research and development, including share-based compensation. As of April 30, 2022 and 2021, we had an accumulated deficit of $90.4 million and $68.3 million, respectively.
We cannot assure you that we will generate sufficient revenue to offset the cost of growing our business in the future. Our revenue or revenue growth rate may decline in the future because of a variety of factors, including increased competition and the maturation of our business. You should not consider our historical revenue growth or operating expenses as indicative of our future performance.
Additionally, we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on research and development, expansion into new markets, marketing and general administration (including expenses related to being a public company). These investments may not result in increased revenue or growth in our business.
If our revenue or revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. If we cannot successfully grow our revenue at a rate that exceeds the increases in costs associated with our business, we will not be able to achieve or maintain profitability or generate positive cash flow on a sustained basis, and the trading price of our ordinary shares could decline.
Our revenue and operating results may fluctuate from period to period, which could cause the trading price of our ordinary shares to fluctuate.
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this filing:
•the impact of the COVID-19 pandemic on our business, suppliers and customers;
•customer demand and product life cycles;

•the receipt, reduction or cancellation of, or changes in the forecasts or timing of, orders by customers;
•the gain or loss of one or more significant customers;
•changes in orders or purchasing patterns from one or more of our major customers;
•delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process;
•market acceptance of our products and our customers’ products;
•our ability to develop, introduce and market new products and technologies on a timely basis;
•the timing and extent of product development costs;
•new product announcements and introductions by us or our competitors;
•our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•seasonality and fluctuations in sales by product manufacturers that incorporate our technology into their products;
•changes in end-market demand, including cyclicality, seasonality and the competitive landscape;
•cyclical fluctuations in the semiconductor market, and the markets of our end customers;
•fluctuations in our manufacturing yields and costs;
•significant warranty claims, including those not covered by our suppliers;
•changes in our pricing, product cost and product mix; and
•supply chain disruptions, delays, shortages and capacity limitations.
As a result of these and other factors, you should not rely on the results of any prior quarterly or annual periods, or any historical trends reflected in such results, as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause the trading price of our ordinary shares to decline and, as a result, you may lose some or all of your investment.
We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results.
In fiscal 2022, we had two customers that each accounted for 10% or more of our total revenue. These customers accounted for 52% and 14% of our total revenue in fiscal 2022. In addition, in fiscal 2022, sales to our top 10 customers accounted for approximately 84% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products or solutions at all, may purchase fewer products or solutions than they did in the past or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or our customer concentration generally, may fluctuate in any given period. In addition, our relationships with some customers may deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer these customers favorable terms, including the right to terminate or delay orders on little notice, exclusivity or most favored nations pricing on our products. Such agreements could impair our operating results. In the event of pricing reductions or financial incentives for key customers, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could negatively impact our revenue and materially and adversely affect our business or results of operations.
Our future success will depend in large part on our ability to successfully execute our strategy.
Prior to fiscal 2022, the majority of our total revenue was derived from our IP solutions and related licensing revenue. However, our business strategy is to build on our IP portfolio as a product-focused business to deliver comprehensive connectivity products. Revenue from sales of our products accounted for 69%, 47% and 22% of our total revenue in fiscal 2022, 2021 and 2020, respectively. We are still in the process of implementing our strategy to focus on product sales, and we cannot be certain that this strategy will succeed. To succeed, we will need to develop products that achieve market acceptance, broaden our customer base and manage the risks relating to product development and sales, including developing, introducing and marketing new products and technologies on a timely basis, managing supply chain and manufacturing risks, achieving design wins, managing product costs, and anticipating customer demand and requirements.
We do not have long-term purchase commitments from our customers, and if our customers cancel or change their purchase orders, our revenue and operating results could suffer.
Substantially all of our sales to date have been made on a purchase order basis. We generally do not obtain long-term commitments with our customers or commitments for minimum purchases from our customers. Our arrangements with our customers permit our customers to cancel, change or delay their product purchase orders upon specified notice and subject to negotiated limitations. In some cases our customers may cancel purchase orders on relatively short notice to us and without penalty to them. In addition, customers may delay delivery of orders to a subsequent fiscal quarter. Our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, may change the terms on which they are prepared to do business with us or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect our business, financial condition and results of operations.
We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results could negatively affect our business, financial condition and results of operations.
Our product sales are primarily generated on the basis of purchase orders with our customers rather than long-term purchase commitments. However, we place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand, which may not materialize. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product development and design. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because some of our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. In addition, the rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, financial condition and results of operations. In contrast, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
We face intense competition and expect competition to increase in the future. If we fail to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.
The global semiconductor market in general, and the data infrastructure market in particular, are highly competitive. We compete or plan to compete in different target markets to various degrees on the basis of a number of principal competitive factors, including product performance, power budget, features and functionality, customer relationships, size, ease of system design, product roadmap, reputation and reliability, customer support and price. We expect competition to increase and intensify as more and larger competitor companies enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.
Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our principal competitors with respect to our products include Broadcom Ltd. (Broadcom) and Marvell Technology, Inc. (Marvell) (which recently acquired Inphi Corporation, another competitor of ours) as well as various DAC suppliers. Our principal competitors with respect to IP licensing include Synopsys, Inc. (Synopsys), Cadence Design Systems, Inc. (Cadence) and Alphawave IP Group plc (Alphawave). We expect competition will increase as our market grows, connectivity technology advances and existing competitors improve or expand their product offerings. In addition, new companies could enter our market, creating additional competition in the future.
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings, and may be able to bundle their products to gain market share. This in turn may enable them to better withstand adverse economic or market conditions, such as those caused by the current COVID-19 pandemic, in the future and significantly reduce their pricing so as to compete against us. Our ability to compete successfully will depend on a number of factors, including:
•our ability to define, design and regularly introduce new products and solutions that anticipate the functionality and integration needs of our customers’ next-generation products and applications;
•our ability to build strong and long-lasting relationships with our customers and other industry participants;
•our ability to capitalize on, and prevent losses due to, vertical integration by significant customers;
•our products’ performance, power efficiency and cost-effectiveness relative to those of competing products;
•our ability to achieve design wins;
•the effectiveness and success of our customers’ products utilizing our products or solutions within their competitive end markets;

•our research and development capabilities to provide innovative products and solutions and maintain our product roadmap;
•the strength of our sales and marketing efforts and our brand awareness and reputation;
•our ability to deliver products in large volume on a timely basis at competitive prices;
•our ability to withstand or respond to significant price competition;
•our ability to grow and maintain international operations in a cost-effective manner;
•our ability to obtain, maintain, protect and enforce our intellectual property rights, including obtaining intellectual property rights from third parties that may be necessary to meet the evolving demands of the market;
•our ability to defend against potential patent infringement claims from third parties;
•our ability to promote and support our customers’ incorporation of our products or solutions into their products; and
•our ability to retain high-level talent, including our management team and engineers.
Our competitors may also establish cooperative relationships among themselves or with third parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share. Any of these factors, alone or in combination with others, could harm our business, financial condition, and results of operations and result in a loss of market share and an increase in pricing pressure.
Winning business is often subject to lengthy competitive selection processes that require us to incur significant expenditures prior to generating any revenue or without any guarantee of any revenue related to this business. Even if a customer chooses a Credo product for its system and starts to design us into that system, it may decide to cancel or change its plans, which could cause us to lose anticipated revenue from a product. If we fail to generate revenue after incurring substantial expenses to develop our products, it could materially and adversely affect our business, financial condition and results of operations.
We are focused on securing design wins that enable us to sell our products and solutions. We consider a design win to occur when a customer notifies us that it has selected our products or technology to be incorporated into a product or system under development, often as part of a competitive technology review and bid process. While not legally enforceable contractual obligations, we believe design wins are an important step towards the adoption of our products or technologies by a customer, as competition for design wins is a highly selective process and generally results in the customer devoting substantial resources in partnering with us in development. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate limited engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product to a particular customer. This could cause us to lose revenue and require us to write-off obsolete inventory, and could weaken our position in future competitive selection processes. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to any particular customer, we may lose the opportunity to make future sales of those products to that customer for a significant period of time or at all and experience an associated decline in net sales relating to those products.

Even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, despite achieving a design win, the customer may determine not to proceed with a contemplated project and cancel the project with little notice to us, resulting in a loss of projected revenue. In addition, even after securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers may take several months or more than a year to evaluate our products and solutions. Our design cycle from initial engagement to volume shipment is typically two to three years.
The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans or adopt a competing design from one of our competitors, which could cause us to lose anticipated revenue if we continue development but are unable to secure a new design win. Any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense without generating any revenue. Moreover, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations.
Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. It is typical that a design win will not result in meaningful revenue until one or more years later, if at all. If we do not continue to achieve design wins in the short term, our revenue in the following years will deteriorate.
Further, a significant portion of our revenue in any period may depend on a single product design win with a large customer. As a result, the loss of any key design win or any significant delay in the ramp of volume production of the customer’s products for which our product is designed could adversely affect our business, financial condition and results of operations. We may not be able to maintain sales to our key customers or continue to secure key design wins for a variety of reasons, and our customers can stop incorporating our products into their data infrastructure or product offerings with limited notice to us and suffer little or no penalty.
If we fail to anticipate or respond to technological shifts or market demands, or to timely develop new or enhanced products or technologies in response to the same, it could result in decreased revenue and the loss of design wins to our competitors. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, customers are unlikely to change to another design, once adopted, until the next generation of a technology. As a result, if we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will lose market share and our competitive position would be harmed.
We may experience difficulties demonstrating the value to customers of newer solutions if they believe existing solutions are adequate to meet end customer expectations. If we are unable to sell new generations of our product, our business would be harmed.
As we develop and introduce new products and solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer products or solutions into their product offerings, particularly if they believe their customers are satisfied with prior offerings. Regardless of the improved features or superior performance of the newer products or solutions, customers may be unwilling to adopt our new products or solutions due to design or pricing constraints, among other reasons. Because of the extensive time and resources that we invest in developing new products and solutions, if we are unable to sell new generations of our products or solutions, our revenue could decline and our business, financial condition, and results of operations would be negatively affected.
Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.
Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and materially and adversely affect our business, financial condition and results of operations.
The success of our products is dependent in part on our customers’ ability to develop products that achieve market acceptance, and our customers’ failure to do so could negatively affect our business.
The success of our products is heavily dependent on the timely introduction, quality and market acceptance of our customers’ products incorporating our products, which are impacted by factors beyond our control. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers, changing market requirements, such as the customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. In other cases, customer products are delayed due to incompatible deliverables from other vendors. We incur significant design and development costs in connection with designing our products for customers’ products that may not ultimately achieve market acceptance. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials or incompatible deliverables from other vendors, they may delay, change or cancel a project, and we may have incurred significant additional development costs and may not be able to recoup our costs, which in turn would adversely affect our business, financial condition and results of operations.
The complexity of our products could result in undetected defects and we may be subject to warranty claims and product liability, which could result in a decrease in customers and revenue, unexpected expenses and loss of market share. In addition, our product liability insurance may not adequately cover our costs arising from product defects or otherwise.
Highly complex products such as ours may contain defects, errors and bugs when they are first introduced or as new versions are released. We have in the past and may in the future experience these defects, errors and bugs. If any of our solutions have reliability, quality or compatibility problems, we may not be able to successfully correct these problems in a timely manner or at all. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions of our products are released, we may be unable to timely correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers, and could adversely affect our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others.

Generally, we attempt to limit our liability to the replacement of the part or to the revenue received for the product through our negotiated agreements, as well as our standard terms and conditions, but these limitations on liability may not be effective or sufficient in scope in all cases. If a customer’s equipment fails in use, the customer may incur significant monetary damages including an equipment recall or associated replacement expenses, as well as lost revenue. The customer may claim that a defect in our products caused the equipment failure and assert a claim against us to recover monetary damages. The process of identifying a defective or potentially defective product in systems that have been widely distributed may be lengthy and require significant resources, and may divert the attention of our engineering personnel from our product development efforts. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution or a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. As a result, we may incur significant replacement costs, customers may bring contract damage claims and our reputation may be harmed. In certain situations, we may incur costs or expenses related to a recall of one of our products in order to avoid the potential claims due to a design or manufacturing process defect. Defects in our products could harm our relationships with our customers and damage our reputation. Customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, the cost of defending these claims and satisfying any arbitration award or judicial judgment with respect to these claims could harm our business prospects and financial condition. Although we carry product liability insurance, we cannot be sure that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance or that we will have sufficient resources to satisfy any asserted claims arising from defects in our products or otherwise.
If we fail to accurately anticipate and respond to market trends and changing industry standards, or if we fail to develop and introduce new or enhanced products to address these trends or prevailing industry standards on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
We operate in industries characterized by rapidly changing technologies and industry standards as well as technological obsolescence. We have developed products that may have long product life cycles of seven years or more. We believe that our future success depends on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing product revenue streams that may be dependent upon limited product life cycles. If we are not able to repeatedly introduce, in successive years, new products that ship in volume, our revenue will likely not grow and may decline significantly and rapidly.
To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability while meeting industry standards and the cost expectations of our customers. The introduction of new products by our competitors, the delay or cancellation of a system or platform for which any of our products are designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts or changes in industry standards could result in decreased revenue and our competitors achieving design wins over us. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, customers are unlikely to change to another design, once adopted, until the next generation of a technology. Moreover, products for our target markets are based on industry standards that are continually evolving, and industry standards are often developed and promoted by larger companies who are industry leaders and provide other components of the systems in which our products are incorporated. If larger companies do not support the same industry standards that we do, or if competing standards emerge, it could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain customers. As a result, if we fail to introduce new or enhanced products that meet prevailing industry standards and the needs of our customers or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will lose market share and our competitive position, potentially on an extended basis, and our operating results will be adversely affected. Our pursuit of necessary technological advances will also require substantial time and expense.
We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated, as we may be unable to obtain alternative manufacturing capacity.
We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We currently outsource all of our IC manufacturing to Taiwan Semiconductor Manufacturing Company Limited (TSMC), with the remaining assembly and testing processes outsourced to other subcontractors primarily in Asia. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amkor Technology Inc. (Amkor), Advanced Semiconductor Engineering, Inc. (ASE), King Yuan Electronics Company (KYEC) and TeraPower Technology Inc. for our IC products, and BizLink Technology, Inc. (BizLink) and Cheng Ui Precision Industry (Foxlink) for our AEC products.
Relying on third-party manufacturing, assembly and testing presents significant risks to us, including the following:
•failure by us, our customers or their end customers to qualify a selected supplier;
•capacity shortages during periods of high demand;
•reduced control over delivery schedules and quality;
•shortages of materials;
•third parties infringing, misappropriating or otherwise violating our intellectual property rights;
•impairment of the operation or security of our products if errors or other defects occur in the third-party technologies we use, and difficulties correcting such errors or defects because the development and maintenance of those technologies is not within our control;
•limited warranties on wafers or products supplied to us; and
•potential increases in prices or reduced yields.
The ability and willingness of our third-party contractors to perform is largely outside our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, if that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response to a general decline in the semiconductor or electrical cable industry, or any of those facilities are unable to keep pace with the growth of our business, we could have difficulties fulfilling our customer orders and our revenue could decline. In addition, if these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, which could materially and adversely affect our business, financial condition and results of operations.

We do not generally have long-term contracts with our suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors that could lead to interruption of supply or increased demand in the industry. For example, the COVID-19 pandemic, trade sanctions and other factors have led to worldwide supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly the PRC. Moreover, in August 2021, TSMC began informing its customers that it plans to increase the prices of its most advanced chips by roughly 10% and its less advanced chips by up to 20%, effective in late 2021 or early 2022 as a result of a global supply shortage that began in 2020. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Additionally, as our fabrication and assembly and test contractors are located in the Pacific Rim region, principally in Taiwan, our manufacturing capacity may be similarly reduced or eliminated due to natural disasters, including earthquakes, drought or typhoons, political unrest, trade restrictions, war or undeclared armed conflict, including terrorism, labor strikes, work stoppages or public health crises, such as the COVID-19 pandemic. This could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor to another third-party vendor. There can be no assurance that alternative manufacturing capacity could be obtained on favorable terms, if at all.
We generally do not maintain long-term supply contracts with TSMC, or our other third-party manufacturers or other suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, financial condition and results of operations.
Except for our agreements with BizLink and Foxlink for the manufacture of certain AEC products, we do not maintain long-term supply contracts with TSMC or generally with any of our third-party contract manufacturers or other suppliers. We make substantially all of our purchases on a purchase order basis. Our suppliers are not typically required to supply us products for any specific period or in any specific quantity, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. We expect that it would take approximately 9 to 12 months to transition from our current foundry or assembly services to new providers. Such a transition would likely result in increased production costs and require a qualification process by our customers or their end customers. None of TSMC, BizLink, Foxlink, or our third-party manufacturers or other suppliers have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. We generally place orders for products with some of our suppliers several months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. If we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from TSMC or our other third-party manufacturers or suppliers to meet our customers’ delivery requirements, or we may accumulate excess inventories. Moreover, even if we accurately forecast demand for our products, we cannot be sure that TSMC or our other third-party manufacturers or suppliers will allocate sufficient capacity to satisfy our requirements.
TSMC and our assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than us or that have long-term agreements with TSMC or our assembly and test vendors may cause TSMC or our assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. If we enter into costly arrangements with suppliers that include nonrefundable deposits or loans in exchange for capacity commitments, commitments to purchase specified quantities over extended periods or investment in a foundry, our operating results could be harmed. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility and be on terms that are not favorable to us. Moreover, even if we are able to secure committed foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results. To date, we have not entered into such arrangements with TSMC or our assembly and test suppliers. If we need another foundry or assembly and test subcontractor because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost effectively and quickly retain other vendors to satisfy our requirements.
For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased tensions between the United States and its trading partners, particularly the PRC. For example, Huawei Technologies Co. Ltd. (Huawei), as well as many of its suppliers, have significantly increased their wafer orders from TSMC due to U.S. export restrictions on sales to Huawei. This has caused, and may continue to cause, some dislocations in the semiconductor supply chain which may result in reduced capacity available to us. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We rely on third-party technologies for the development of our products and our inability to use such technologies in the future would harm our ability to remain competitive.
We rely on third parties for technologies that are integrated into our products, such as wafer fabrication and assembly and test technologies used by our contract manufacturers, as well as licensed architecture technologies. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner or at all, and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all. The operation or security of our products could be impaired if errors or other defects occur in the third-party technologies we use, and it may be more difficult for us to correct any such errors and defects in a timely manner, if at all, because the development and maintenance of these technologies is not within our control. Any impairment of the technologies or of our relationship with these third parties could harm our business.
We rely on our relationships with industry and technology leaders to enhance our product offerings and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.
We develop many of our products for applications in systems that are driven by industry and technology leaders in the data infrastructure market. We also work with customers, system manufacturers and standards bodies to define industry conventions and standards within our target markets. We believe these relationships enhance our ability to achieve market acceptance and widespread adoption of our products. If we are unable to continue to develop or maintain these relationships, our products and solutions would become less desirable to our customers, our sales would suffer and our competitive position could be harmed.
Average selling prices of our products generally decrease over time, which could negatively impact our revenue and gross margins.
Average selling prices of semiconductor products in the markets we serve have historically decreased over time, and we expect such declines to occur for our products over time. Accordingly, if competition increases in our target markets, we may need to reduce the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us or our competitors and for other reasons. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross margins, or increasing our sales volumes.

We seek to offset the anticipated reductions in our average selling prices by reducing the cost of our products through improvements in manufacturing yields and lower wafer, assembly and testing costs, developing new products, enhancing lower-cost products on a timely basis and increasing unit sales. Because we do not operate our own manufacturing or assembly facilities or most of our testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur at a sufficient level and in a timely manner, our business, financial condition and results of operations could be adversely affected. If we are unable to offset these anticipated reductions in our average selling prices, our business, financial condition and results of operations could be negatively affected.
Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.
Our gross margins may fluctuate due to a number of factors, including customer and product mix, revenue mix between various offerings, market acceptance of our new products, timing and seasonality of end-market demand, yield, wafer pricing, packaging and testing costs, competitive pricing dynamics and geographic and market pricing strategies.
To attract new customers or retain existing customers, we have in the past and will in the future offer certain customers favorable prices, which would decrease our average selling prices and likely impact gross margins. Further, we may also offer pricing incentives to our customers on earlier generations of products that inherently have a higher cost structure, which would negatively affect our gross margins. In addition, in the event our customers, including our larger customers, exert more pressure with respect to pricing and other terms with us, it could put downward pressure on our margins. In addition, in connection with the significant increase in semiconductor IC demand as a consequence of increases in demand resulting from the COVID-19 pandemic, the cost of certain materials used to manufacture our products, including for semiconductor wafers, has increased as demand has outpaced supply.
In addition, we maintain an inventory of our products at various stages of production and in finished good inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, we may have excess or obsolete inventory which we would have to reserve or write-down, and our gross margins would be adversely affected.
The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity and may adversely impact our operations and financial results.
The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted, and will likely continue to impact, our workforce and operations, and those of our customers, contract manufacturers, suppliers and logistics providers.
Although transmission rates have shown signs of slowing at various points during the course of the pandemic, and the roll-out of vaccines and other therapeutic treatments are anticipated to lessen the severity of the pandemic in the coming months and years, considerable uncertainty regarding the economic impact of the COVID-19 pandemic is likely to result in sustained market turmoil and severe global economic disruption. In addition, although a number of vaccines have been introduced in recent months, distribution globally and within countries has been uneven and there remains significant uncertainty whether or how quickly they will support lifting of governmental and social measures and anticipated return of economic growth in the future. We have experienced, and expect to continue to experience, some disruptions to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and component, transfers of our products to our key suppliers and, in some cases, could affect our ability to timely ship our products to customers. As a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. These factors may limit our ability to fulfill orders and we may be unable to satisfy all of the demand for our products, which may adversely affect our relationships with our customers.
In addition, in response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. While we have implemented a phased-in return of employees to some of our facilities, we may need to modify our business practices in a manner that may adversely impact our business. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take may not be sufficient to mitigate the risk of infection.
Continuation of governmental restrictions, continued spread of the virus (including the emergence of vaccine-resistant variants) or prolonged disruption in global markets may result in:
•a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•reduced productivity in our product development, operations, marketing, sales, and other activities, and delays in the delivery of our products;
•disruptions to our supply chain;
•disruptions in the qualification and testing of our products in our customers’ systems;
•increased costs resulting from individuals working from home or from our efforts to mitigate the impact of the COVID-19 pandemic;
•reduced access to financing to fund our operations due to a deterioration of credit and financial markets; or
•higher rate of losses on our accounts receivables due to credit defaults.
The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our business, the overall demand for our products and the related financial impact, as well as any similar disruptions that may result from any future pandemic, epidemic or other outbreak of infectious disease, will depend on future developments, which are highly uncertain and cannot be predicted. In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption, the potential impact that the COVID-19 pandemic could have on the other risk factors described in this “Risk Factors” section remains unclear.
Our ability to receive timely payments from, or the deterioration of the financial conditions of, our customers, could adversely affect our operating results.
Our ability to receive timely payments from, or the deterioration of the financial condition of, our customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. Based on our review of our customers, we had no reserve for doubtful accounts as of April 30, 2022 and 2021. If our doubtful accounts were to exceed our current or future allowance for doubtful accounts, our business, financial condition and results of operations would be adversely affected.
We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.
We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our ordinary shares. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our products or solutions, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our business, financial condition and results of operations.
We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business, financial condition and results of operations.
To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies.
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new or improved products or solutions, and we may fail to satisfy customer product or support requirements, maintain the quality of our products or solutions, execute our business plan or respond to competitive pressures, any of which could negatively affect our business, financial condition, and results of operations.
If TSMC or any of the other manufacturers with which we contract, or any additional foundries with which we may contract in the future, do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.
We depend on satisfactory wafer foundry manufacturing capacity, wafer prices and production yields, as well as timely wafer delivery to meet customer demand and enable us to maintain gross margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our IC foundry vendor, TSMC, other manufacturers with which we contract and any foundries we may employ in the future may experience manufacturing defects and reduced manufacturing yields from time to time. If these vendors were to extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. For example, in August 2021, TSMC began informing its customers that it plans to increase the prices of its most advanced chips by roughly 10% and its less advanced chips by up to 20%, effective in late 2021 or early 2022, as a result of a global supply shortage that began in 2020. Further, any new foundry vendors we employ may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that we employ could result in lower than anticipated production yields or unacceptable performance of our devices. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. Poor production yields from the foundries that we employ, or defects, integration issues or other performance problems in our solutions could significantly harm our customer relationships and financial results, and give rise to financial or other damages to our customers. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend.
Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and typically increase as we bring the product to full production. Our business model includes the assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on our gross margin and profitability. The difficulty of accurately forecasting manufacturing yields and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing semiconductor products.
While we currently use distributors to only a limited extent to assist in selling our products, we may choose to rely on distributors in the future. If we fail to retain any distributors upon which we rely in the future, or if any of these parties fail to perform as expected, it could reduce our future sales.
While we currently use distributors to only a limited extent to assist in selling our products, we may choose to rely on distributors in the future. To the extent we rely on distributors in the future, we would be unable to predict the extent to which these distributors will be successful in marketing and selling our products. Moreover, many of these distributors would also be likely to market and sell competing products, which may affect the extent to which they would promote our products. Even where our relationships are formalized in contracts, any such distributors would likely have the right to terminate their relationships with us at any time. Our future performance may also depend, in part, on our ability to attract distributors who would be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we choose to rely on distributors in the future, and cannot retain any such distributors or find replacement distributors, our business, financial condition and results of operations could be harmed. Moreover, because we would not control the sales representatives and other employees of any such distributors, any actions by the sales representatives and other employees of such distributors that do not comply with our sales process or priorities or applicable regulatory requirements could harm the reputation of our company or our products, result in legal liability to us or result in sales that are below our expectations, any of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our results of operations and financial condition.
We are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.

Changing requirements relating to the materials composition of our semiconductor products, including the restrictions on lead and certain other substances in electronic products sold in various countries, including the United States, the PRC and Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re-engineering may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our ordinary shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.
Section 404(a) of the Sarbanes-Oxley Act requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act and consequently will not be required to comply with the SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our ordinary shares.
There is a risk that we will be a passive foreign investment company for the current or any future taxable year, which generally would result in adverse U.S. federal income tax consequences to U.S. investors in our ordinary shares.
In general, a non-U.S. corporation is a passive foreign investment company (PFIC) for U.S. federal income tax purposes for any taxable year in which (i) 50% or more of the average value of its assets (generally determined on a quarterly basis) consists of assets that produce, or are held for the production of, passive income, or (ii) 75% or more of its gross income consists of passive income. For purposes of the above calculations, a non-U.S. corporation that owns, directly or indirectly, at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets of the other corporation and received directly its proportionate share of the income of the other corporation. Passive income generally includes dividends, interest, rents or royalties (other than certain rents or royalties earned in the conduct of an active business) and investment gains. Cash is generally a passive asset for these purposes. Goodwill is generally characterized as an active asset to the extent it is associated with business activities that produce active income.
Based on the manner in which we currently conduct our business, our current and expected composition of our income and assets and the expected value of our assets (including the value of our goodwill, which is based on the expected price of our ordinary shares), we do not expect to be a PFIC for our current taxable year. However, our PFIC status is an annual determination that may change. If we were a PFIC for any taxable year during which a U.S. taxpayer held ordinary shares, the U.S. taxpayer generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain distributions and additional reporting requirements.
If a United States person is treated as owning 10% or more of our outstanding equity, such holder may be subject to adverse U.S. federal income tax consequences.
If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our outstanding equity, such person may be treated as a “United States shareholder” with respect to each controlled foreign corporation, or CFC, in our group. Because our group includes a U.S. subsidiary, certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether we are treated as a CFC). A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of such CFC’s “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property, regardless of whether we make any distributions to the United States shareholder. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We are not required to assist investors in determining whether we are or any of our non-U.S. subsidiaries is treated as a CFC or whether any investor is treated as a United States shareholder with respect to us or our non U.S. subsidiaries or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. The United States Internal Revenue Service has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and tax paying obligations with respect to foreign-controlled CFCs. A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.
Changes in our tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.
We are affected by various taxes imposed in different jurisdictions, including direct and indirect taxes imposed on our global activities. Significant judgment is required in determining our provisions for taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. The amount of income tax we pay is subject to ongoing audits by tax authorities. If audits result in payments or assessments, our future results may include unfavorable adjustments to our tax liabilities, and we could be adversely affected. Any significant changes to the tax system in the jurisdictions where we operate could adversely affect our business, financial condition and results of operations.
Risks Related to Our Industry
Our target customer and product markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our business, financial condition and results of operations would be harmed.
Within the data infrastructure industry, our target markets include the networking OEMs, optical module OEMs, hyperscalers, 5G communications (5G), IoT, HPC and artificial intelligence markets. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our business, financial condition and results of operations. Further, these markets are relatively new and still developing, and if our target customer markets do not grow or develop in ways that we currently expect, demand for our products and solutions may not materialize as expected, which would also negatively impact our business, financial condition and results of operations.
We may be unable to predict the timing or development of trends in our target markets with any accuracy. If we fail to accurately predict market requirements or market demand for these products and solutions, our business will suffer. A market shift towards an industry standard that we may not support could significantly decrease the demand for our products and solutions.
Our future revenue growth, if any, will depend in part on our ability to expand within our existing markets, our ability to continue to penetrate emerging markets, such as the 5G market, and our ability to enter into new markets. Each of these markets presents distinct and substantial challenges and risks and, in many cases, requires us to develop new customized solutions to address the particular requirements of that market. Meeting the technical requirements and securing design wins in any of these new markets will require a substantial investment of our time and resources. We cannot assure you that we will secure design wins from these or other new markets, or that we will achieve meaningful revenue from sales in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them and scale in them successfully, our revenue may not increase or could decline.
If sufficient market demand for 100G/200G/400G/800G solutions does not develop or develops more slowly than expected, or if we fail to accurately predict market requirements or market demand for 100G/200G/400G/800G solutions, our business, competitive position and operating results would suffer.
We are currently investing significant resources to develop semiconductor solutions supporting 100G/200G/400G/800G data transmission rates in order to increase the number of such solutions in our product line. If we fail to accurately predict market requirements or market demand for 100G/200G/400G/800G semiconductor solutions, or if our 100G/200G/400G/800G semiconductor solutions are not successfully developed or competitive in the industry, our business will suffer. If 100G/200G/400G/800G networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize any benefits from our investment. As a result, our business, financial condition and results of operations would suffer.
Our business is dependent on capital expenditures by data centers and service providers, and any downturn that they experience could negatively impact our business.
Our business depends on continued capital expenditures by data center service providers and is subject to the cyclicality of such expenditures. If the demand for our customers’ products declines or fails to increase, as a result of lower capital expenditures by service providers or any other factors, demand for our products will be similarly affected. Global economic downturns have caused in the past, and may cause in the future, a significant reduction in capital spending on data infrastructure equipment, which could materially and adversely affect our business, financial condition and results of operations.
We may be unable to make the substantial and productive research and development investments, which are required for our business to remain competitive.
The data infrastructure industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $47.9 million for fiscal 2022. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Raw material price fluctuations can increase the cost of our products, impact our ability to meet customer commitments, and may adversely affect our business, financial condition and results of operations.
The cost of raw materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, suppliers, productivity actions or through commodity hedges could adversely affect our business, financial condition and results of operations. Many major components, product equipment items and raw materials are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to our customer relationships.
Furthermore, increases in the price of silicon wafers, copper cables, printed circuit boards (PCBs), testing costs and commodities, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us, which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.
We are subject to the cyclical nature of the semiconductor industry, which has suffered and may suffer from future recessionary downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, frequent new product introductions and wide fluctuations in product supply and demand. The industry has experienced significant downturns during recent global recessions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could negatively impact our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products. Neither our third-party foundry nor our assembly contractors has provided assurances that adequate capacity will be available to us in the future.
Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.
Industry consolidation may lead to increased competition and may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years, including the recent acquisition of Inphi Corporation by Marvell, two of our competitors. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our International Operations
Our business, financial condition and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which we conduct business.
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Asia. In addition, we conduct research and development activities in the United States, mainland China, Taiwan and Hong Kong. We also conduct marketing and administrative functions in the United States and mainland China. In addition, members of our sales force are located in the United States, mainland China, Taiwan, Japan, and Canada. Accordingly, our business and operating results are impacted by worldwide economic conditions. Uncertainty about current global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment or negative financial news. This in turn could have a material adverse effect on the demand for our products or the systems into which our products are incorporated. Multiple factors relating to our international operations and to particular countries in which we operate could negatively impact our business, financial condition and results of operations. These factors include:
•complexity and costs of managing international operations, including manufacturing, assembly and testing of our products and associated costs;
•compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•reduced protection of intellectual property rights and heightened exposure to intellectual property theft;
•trade and foreign exchange restrictions and higher tariffs, including the ongoing trade tensions between the United States and the PRC that has resulted in higher tariffs on certain semiconductor products;
•timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts or the COVID-19 pandemic, and the complexity of complying with those restrictions;
•transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•difficulties in staffing international operations;
•changes in immigration policies which may impact our ability to hire personnel;
•local business and cultural factors that differ from our normal standards and practices;
•differing employment practices and labor relations;
•heightened risk of wars or undeclared armed conflict, terrorist acts, civil disturbances or political instability;
•regional health issues and the impact of public health epidemics on employees and the global economy, such as the worldwide COVID-19 pandemic;
•power outages and natural disasters;
•changes in political, regulatory legal or economic conditions;
•disruptions of capital and trading markets; and
•difficulty in obtaining distribution and support.
These risks could harm our international operations, delay new product releases, increase our operating costs and hinder our ability to grow our operations and business and, consequently, our business, financial condition and results of operations could suffer. For example, we rely on TSMC in Taiwan as the foundry for all of our semiconductor products. If political tensions between the PRC and Taiwan were to increase, it could disrupt our business.

Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations.
We service our customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data security, privacy, labor relations, wages and severance, and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of the PRC or Taiwan, where we have significant operations, and jurisdictions where we seek to expand. U.S. laws could also directly conflict with PRC laws, forcing businesses to choose between compliance with conflicting legal regimes. For example, in January 2021, the Ministry of Commerce of the People’s Republic of China (MOFCOM) issued MOFCOM Order No. 1 of 2021 on Rules Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures (Order No. 1). MOFCOM’s Order No. 1 established a blocking regime aimed at counteracting the impact of foreign sanctions on Chinese persons and entities. It allows MOFCOM to prohibit Chinese persons and entities from complying with identified foreign laws and creates a private right of action for Chinese entities and persons affected by those laws to seek damages. Order No. 1 will become operational once the Chinese government identifies the specific extraterritorial legislation and other measures to which it applies. These measures could include U.S. export controls and sanctions. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us.
In addition, there can be no assurance that the laws or administrative practices relating to taxation (including the current position as to income and withholding taxes), foreign exchange, export controls, economic sanctions or otherwise in the jurisdictions where we have operations will not change. Changes in tax laws in some jurisdictions may also have a retroactive effect and we may be found to have paid less tax than required in such regions. Compliance with diverse legal requirements is costly, time consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, and allegations by our customers that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could adversely affect us.
We generated 35% of our revenue in mainland China in fiscal year 2022, and 4% of our assets (by book value) were held in mainland China as of April 30, 2022. Our operations in mainland China are governed by the PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. In addition, any new PRC laws or changes in PRC laws and regulations related to, among other things, foreign investment and manufacturing in the PRC could have a material adverse effect on our business and our ability to operate our business in mainland China.
From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in mainland China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. These uncertainties may impede our ability to enforce contracts in the PRC and could materially and adversely affect our business and results of operations.
Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in the PRC could adversely affect our business, and impede our ability to continue our operations in mainland China and proceed with our future business plans in mainland China.
The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit our ability to offer or continue to offer ordinary shares and/or other securities to investors and cause the value of such securities to significantly decline.
The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries and may intervene or influence our operations in mainland China at any time as the PRC government deems appropriate to further regulatory, political and societal goals, which may potentially result in a material adverse effect on our operations. The PRC government has recently published new policies that significantly affect certain industries other than ours, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (M&A Rules), adopted by six PRC regulatory agencies in 2006 and amended in 2009, require any offshore special purpose vehicle that is controlled by PRC companies or individuals and formed for the purpose of seeking a public listing on an overseas stock exchange through acquisition of PRC domestic companies to obtain the approval of the CSRC prior to the listing and trading of its securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by any such special purpose vehicle seeking CSRC’s approval of overseas listings. We understand that under the current PRC laws, regulations and rules, the CSRC’s approval is not required for the listing and trading of our securities on Nasdaq, given that: (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like our initial public offering (IPO) are subject to this regulation, (ii) our company is not controlled by PRC companies or individuals, and (iii) we have established our PRC subsidiaries by means of direct investment and not by mergers or acquisitions. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules and the CSRC approval requirement.
On December 24, 2021, the CSRC published the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the Administrative Provisions) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the Measures). The Administration Provisions provide for a general filing regulatory framework, and the Measures set out more detailed terms and procedures of the filing requirements. Pursuant to the Administration Provisions and the Measures, domestic companies that apply for offerings and listings in an overseas market in the name of an offshore entity are required to, among others, file and report to the CSRC, provided that: (i) the total assets, net assets, revenues or profits of the PRC operating entity of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period and (2) the senior managers in charge of business operation and management of the issuer are mostly PRC citizens or have habitual residence in the PRC, and its main places of business are located in the PRC or main business activities are conducted in the PRC. According to questions and answers published by the CSRC on December 24, 2021, the new rules, as drafted, would not be applied retrospectively, and would only be applied to new listings and refinancing by existing overseas listed Chinese companies.
On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (Opinions), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The PRC government has indicated that it may exert more control or influence over offerings of securities conducted overseas. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our results of operations and financial condition. Moreover, any such action could significantly limit our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline.
Based on our understanding of the current PRC laws and regulations and the proposed drafts of the Administration Provisions and the Measures, our company and PRC subsidiaries are not required to obtain any prior permission under the M&A Rules or the Opinions from any PRC governmental authorities including the CSRC (either under its current rules or the proposed drafts of the Administration Provisions and the Measures, if enacted as currently drafted) for the listing of the securities on the Nasdaq. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would agree with our interpretation of the laws and regulations, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or adopt new interpretation of existing rules that would require us to obtain and maintain CSRC or other PRC governmental approvals or complete certain filing procedures. If we do not receive and maintain any such approvals or not duly complete any such filing procedures, incorrectly conclude that such approvals or filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain such approval or complete such filing procedures in the future, it could significantly limit our ability to offer or continue to offer securities to investors and cause the value of our ordinary shares to significantly decline.
Currently, under the Basic Law of the Hong Kong Special Administrative Region of the PRC (the Basic Law), Hong Kong is self-governed by its own government under the PRC framework of "one country two systems" with a high degree of autonomy under its local constitution. Apart from laws listed in Annex 3 to the Basic Law, which deal with nationality, foreign affairs, national defense and national security matters, PRC laws do not apply to Hong Kong. We cannot assure you, however, that the PRC will maintain the “one country two systems” framework, and the PRC government may seek to further influence the business conduct of entities organized under the laws of Hong Kong, including our Hong Kong subsidiaries. If the PRC government were to enact laws and regulations in the future that resulted in significant oversight or other restrictions on the conduct of the business of our Hong Kong subsidiaries, it could materially and adversely affect our business and results of operations.

Although the audit report included in this filing is issued by an independent registered public accounting firm that is subject to inspections by the PCAOB, there is no guarantee that future audit reports will be prepared by auditors or their international affiliates in jurisdictions where the PCAOB is able to fully inspect their work, and as such, future investors may be deprived of such inspections, which could result in limitations or restrictions on our access of the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the HFCAA, if enacted, or the Accelerating Holding Foreign Companies Accountable Act if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, as currently provided by the HFCAA.
As an independent registered public accounting firm with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Although we have operations within the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our independent registered public accounting firm is currently subject to inspection by the PCAOB.
Inspections of other auditors conducted by the PCAOB outside the PRC have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in the PRC prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, to the extent that any component of our auditor’s work papers are or become located in the PRC, such work papers will not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, particularly in the PRC, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting PRC-based companies from accessing U.S. capital markets.
On May 20, 2020, the U.S. Senate passed the HFCAA, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCAA on December 2, 2020, and the HFCAA was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in PRC-based issuers and summarizing enhanced disclosures the SEC recommends PRC-based issuers make regarding such risks. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ordinary shares being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years, thus reducing the time period before a company’s securities may be prohibited from trading or become delisted. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.
While we understand that there has been dialogue among the China Securities Regulatory Commission (the CSRC), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in the PRC, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Delisting of our ordinary shares could force holders of our ordinary shares to sell their ordinary shares. The market price of our ordinary shares could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies that have or are perceived to have significant operations in the PRC and are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.
We are subject to economic sanctions, export control and similar laws. Non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
Due to the nature of our products and underlying technology, as well as the location of our research and development activities, supply chain and shipment facilities, we do not believe that any of our current products are subject to the U.S. Department of Commerce’s Export Administration Regulations (EAR) by reason of their origin, or the application of the general de minimis rule, or the general foreign-produced direct product rule of the EAR, although there can be no assurance that applicable regulatory agencies would agree with our conclusions or that our products will not become “subject to the EAR” in the future. We are also subject to economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The export or reexport of products “subject to the EAR” could require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. These laws, are complex, may change frequently and with limited notice, have generally become more stringent and have intensified over time, especially in light of ongoing trade tensions with the PRC. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations.
For example, we sell to markets in Asia where multiple companies have been added to the Entity List or the EAR’s Military End User List in recent periods, resulting in license requirements for or, in some instances, the prohibition of, exports of items subject to control under the EAR to those entities. Although we have taken precautions to prevent our products from being provided in violation of export control regulations, and are in the process of further enhancing our policies and procedures relating to export control compliance, in 2020 we inadvertently provided three evaluation boards of nominal value to two customers without required export licenses in apparent violation of U.S. export control regulations. In June 2021, we submitted to the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) a

final voluntary self-disclosure concerning these apparent violations. On September 16, 2021, BIS closed the matter with the issuance of a warning letter. Although BIS declined to prosecute or sanction us, if we were to violate the EAR in the future, the matter could be reopened or taken into consideration when investigating future matters, and we may be subject to criminal prosecution or administrative sanctions. While we believe that we have remedied the deficiencies that resulted in the apparent violations through additional training, system enhancements and enhanced export controls, we cannot assure you that our policies and procedures relating to export control compliance will prevent violations in the future. If we fail to comply with these laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets or otherwise.
In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products and solutions or could limit our users’ ability to access our products and solutions in those countries. Changes in our products and solutions, or future changes in the export and import control regulations of the United States or other countries, may prevent our users with international operations from utilizing our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. For example, in May 2019, MOFCOM announced the establishment of the Unreliable Entity List, a Chinese framework for economic sanctions that could restrict or prohibit China-related export or import activities for listed entities, among other measures. In September 2020, MOFCOM issued the Regulations on Unreliable Entity List, setting out principles for administration of the Unreliable Entity List framework. Any future change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell products and solutions to, existing or potential customers with international operations. Any decreased use of our products or solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations.
We cannot predict whether any material suits, claims or investigations relating to these laws may arise in the future. Regardless of the outcome of any future actions, claims or investigations, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, financial condition and results of operations.
We face significant political risks associated with doing business in Taiwan, particularly due to the tense relationship between Taiwan and mainland China, that could negatively affect the trading price of the ordinary shares.
We conduct a portion of our business in Taiwan, and our Taiwanese suppliers are critical within our supply chain. Accordingly, our business, financial condition and results of operations and the market price of our ordinary shares may be affected by changes in governmental policies, taxation, inflation or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Since 1949, Taiwan and the Chinese mainland have been separately governed. The PRC claims that it is the only legitimate government in China, including Taiwan and mainland China, and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, such as the adoption of the Economic Cooperation Framework Agreement and memorandum regarding cross-strait financial supervision, we cannot assure you that relations between Taiwan and mainland China will not become strained again. For example, the PRC government has refused to renounce the use of military force to gain control over Taiwan and, in March 2005, passed an Anti-Secession Law that authorized non-peaceful means and other necessary measures should Taiwan move to gain independence from the PRC. Past developments in relations between Taiwan and mainland China have on occasion depressed the market prices of the securities of companies doing business in Taiwan. Such initiatives and actions are commonly viewed as having a detrimental effect to reunification efforts between Taiwan and mainland China. Relations between Taiwan and mainland China and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our ordinary shares.
We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.
We operate in a number of countries throughout the world. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the U.S. Foreign Corrupt Practices Act of 1977 (FCPA). In addition, we operate in certain countries in which the government may take an ownership stake in an enterprise and such government ownership may not be readily apparent, thereby increasing the risk of potential FCPA violations. Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, we have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could be substantially harmed.
Fluctuations in exchange rates between and among the currencies of the countries in which we do business could adversely affect our results of operations.
Our sales have been historically denominated in U.S. dollars and, in mainland China, the Renminbi. An increase in the value of the U.S. dollar or of the Renminbi relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our products or solutions and cause these customers to reduce their orders, which in turn would adversely affect our business, financial condition and results of operations. If we increase operations in other currencies in the future, we may experience further foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar and the Renminbi. Certain of our employees are located in Hong Kong and Taiwan. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar and the Renminbi. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
We have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks accurately could adversely affect our operating results
PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
We are an offshore holding company conducting our operations in mainland China through our PRC subsidiaries. We may make loans to our PRC subsidiaries subject to the approval or registration from governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly owned subsidiaries in the PRC. Any loans to our wholly owned subsidiaries in mainland China, which are treated as foreign invested enterprises under PRC law, are subject to foreign exchange loan registrations, and cannot exceed statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or the upper limit calculated based on a statutory formula. In addition, a foreign-invested enterprise (FIE) shall use its capital pursuant to the principle of authenticity and self-use within its business scope, unless otherwise permitted by relevant laws and regulations. Under the relevant PRC laws and regulations, the foreign capital of an FIE shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprise (which typically does not include domestic equity investments unless specifically permitted subject to certain conditions as required by applicable PRC laws and regulations) or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).
In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to any future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business in the PRC.
Any failure to comply with the foreign exchange registration requirements may expose us or our PRC resident beneficial owners or PRC participants of employee stock incentive plans to liability and penalties under PRC law.
In December 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, providing that direct overseas investment by domestic individuals shall meet relevant requirements and such domestic individuals are required to register with the SAFE for the foreign exchange for overseas investment and complete certain other procedures. In July 2014, the State Administration of Foreign Exchange of the PRC (SAFE) promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles (SAFE Circular 37). SAFE Circular 37 requires PRC residents (including PRC citizens and other persons that are deemed PRC residents) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities before making a contribution to an enterprise directly established or indirectly controlled by the PRC residents outside of the PRC for the purpose of overseas investment or financing with their legally owned domestic or offshore assets or equity interests, referred to in SAFE Circular 37 as a “special purpose vehicle,” and also requires the foreign invested enterprise that is established through round-trip investment to truthfully disclose its controller(s). SAFE Circular 37 further requires amendment to the SAFE registrations in the event of any changes with respect to the basic information and material matters of the offshore special purpose vehicle, including an increase or decrease of capital contribution by the PRC residents, share transfer or exchange, or mergers or divisions. However, due to inherent uncertainty in the implementation of the regulatory requirements by the PRC authorities, such registration might not always be practically available in all circumstances as provided in those regulations. While it is uncertain whether we will be deemed a “special purpose vehicle” as regulated by SAFE Circular 37, in practice, our shareholders or beneficial owners who are PRC residents may be required to conduct the registration, which registrations are yet to be completed, sometimes due to reasons beyond their control.
Further, under the Circular on Relevant Issues Concerning the Foreign Exchange Administration over Involvement of Domestic Individuals in Equity Incentive Plans of Overseas Listed Companies, issued by SAFE in February 2012 and other SAFE regulations, PRC citizens and certain PRC residents who participate in share incentive plans in overseas listed companies are required to register with the SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. Our executive officers and other employees who are PRC citizens or residents and who have been or will be granted incentive shares or options may be subject to these regulations. Failure to complete the SAFE registrations may subject our PRC subsidiaries or our executive officers and other employees to fines and legal sanctions.
We may not at all times be fully informed of the identities of all the PRC residents holding direct or indirect interests in our company, and we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities, or all of our executive officers and other employees who are PRC citizens or residents and who have been or will be granted incentive shares or options, have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure or inability by our shareholders or beneficial owners who are PRC residents or by our executive officers and other employees who are PRC citizens or residents and who have been or will be granted incentive shares or options to comply with SAFE regulations, failure by us to conduct or amend the foreign exchange registrations of our PRC subsidiaries, or failure to disclose or a misrepresentation of the controller(s) or ultimate shareholders of the foreign invested enterprise that is established through round trip investment, could subject us to fines or legal sanctions, such as restrictions on our overseas or cross-border investment activities or our PRC subsidiaries’ ability to make distributions or pay dividends to us. As a result, our ability to contribute capital to fund our business operations in the PRC and our ability to receive distributions from our PRC subsidiaries could be materially and adversely affected. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.
Potential political, legal and economic instability in Hong Kong may adversely impact our results of operations.
We generated 11% of our revenue in Hong Kong in fiscal year 2022, and 16% of our assets (by book value) were held in Hong Kong as of April 30, 2022. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. Such protests have negatively impacted the economy of Hong Kong, including the retail market, property market, stock market, and tourism.
As a Special Administrative Region of the PRC, Hong Kong maintains and develops relations with foreign states and regions based on the Basic Law. We cannot assure you that future political or legal developments, including as a result of political or social unrest, will not affect Hong Kong’s status as a Special Administrative Region of the PRC or otherwise affect its current relations with foreign states and regions.
It is unclear whether there will be other political or social unrest in the near future or as to the authorities’ reactions to any such protests if they recur or that there will not be other events that could lead to the disruption of the economic, legal, political and social conditions in Hong Kong. If such events persist for a prolonged period of time or if the economic, legal, political and social conditions in Hong Kong are disrupted, our overall business and results of operations may be adversely affected.
The future development of national security laws and regulations in Hong Kong could materially impact our business by possibly triggering sanctions and other measures which can cause economic harm to our business.
On May 28, 2020, the National People’s Congress of the People’s Republic of China approved a proposal to impose a new national security law for Hong Kong and authorized the Standing Committee of the National People’s Congress to proceed to work out details of the legislation to be implemented in Hong Kong. On June 30, 2020, The Law of the People’s Republic of China on Safeguarding National

Security Law in the Hong Kong Special Administrative Region (the Hong Kong National Security Law) became effective. Among other things, it criminalizes separatism, subversion, terrorism and foreign interference in Hong Kong.
As a result of the Hong Kong National Security Law, in July 2020, the U.S. President signed into law the Hong Kong Autonomy Act, authorizing the U.S. administration to impose blocking sanctions against individuals and entities determined to “materially contribute” to the erosion of Hong Kong’s autonomy. The Hong Kong Autonomy Act further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. On the same day, the U.S. President also issued Executive Order 13936 pursuant to which existing license exceptions and preferential status for Hong Kong under relevant U.S. export control laws and regulations were revoked. The combined effect of the Hong Kong National Security Law, the Hong Kong Autonomy Act and Executive Order 13936 have caused, and may continue to cause, substantial market uncertainties for businesses operating in Hong Kong. We cannot rule out the possibility of additional sanctions or other forms of penalties by foreign governments, which may cause economic and other hardship for Hong Kong, including companies like us that do business in Hong Kong. It is difficult for us to predict the impact, if any, the implementation of national security laws will have on our business, as such impact will depend on future developments, which are highly uncertain and cannot be predicted.
In the future, we may rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.
We have not relied, and do not expect to rely, on dividends or other distributions on equity from any of our subsidiaries for our cash requirements. Although we have no plans to declare cash dividends, if we determine to pay cash dividends to holders of our ordinary shares in the future, as a holding company, we would depend on receipt of funds from one or more of our subsidiaries.
Our cash is primarily held by Credo Technology Group Holding Ltd and by our subsidiaries located in Hong Kong, the United States and the Cayman Islands, and we do not believe that there are any significant restrictions on our ability to distribute these funds to Credo Technology Group Holding Ltd. from their respective distributable profits or other distributable reserves in accordance with applicable laws. While our PRC subsidiaries have generated only a limited amount of revenue and hold only a small proportion of our cash, there are restrictions on the ability of our PRC subsidiaries to pay dividends under PRC laws and regulations. In particular, our PRC subsidiaries may pay dividends only out of their respective accumulated after-tax profits after making up losses as determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, each of our PRC subsidiaries may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary common reserve.
Our PRC subsidiaries generate a portion of their revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their Renminbi revenues to pay dividends to us. In addition, the PRC Enterprise Tax Law (EIT Law) and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.
Furthermore, if certain procedural requirements are satisfied, the payment of current account items, as defined in the relevant PRC laws and regulations, including profit distributions and trade and service related foreign exchange transactions, can be made in foreign currencies without prior approval from the

PRC’s State Administration of Foreign Exchange (SAFE) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of mainland China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or their authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. To the extent we desire to use funds from our PRC subsidiaries to fund our operations, the foreign exchange control system could prevent us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, and we may not be able to pay dividends in foreign currencies to our offshore intermediate holding companies or ultimate parent company, or to our shareholders or investors in our ordinary shares. Further, we cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that our current or future PRC subsidiaries will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC.
Risks Related to Our Intellectual Property
We may face claims of intellectual property infringement, misappropriation or other violations, which could be time-consuming or costly to defend or settle, result in the loss of significant rights or harm our relationships with our customers or reputation in the industry.
The semiconductor and data infrastructure industries are characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. From time to time, third parties may assert against us and our customers their patent and other intellectual property rights to technologies that are important to our business.
We may in the future, particularly as a public company with an increased profile and visibility, receive communications from others alleging our infringement, misappropriation or other violation of patents, trade secrets or other intellectual property rights. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are involved in the development of products that are similar to the products they assisted in developing for their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our suppliers, employees, consultants or contractors asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf.
Claims that our products, processes or technology infringe, misappropriate or otherwise violate third-party intellectual property rights, regardless of their merit or resolution, could be time-consuming or costly to defend or settle and could divert the efforts and attention of our management and technical personnel. Infringement claims also could harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use or sale of the infringing products, processes or technology;
•pay substantial damages for infringement, misappropriation or other violation;
•expend significant resources to develop non-infringing products, processes or technology, which may not be successful;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•pay substantial damages to our customers or end-users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.
Additionally, even if successful in such proceedings, our rights in our products, processes or technology may be invalidated, or narrowed. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
Any potential dispute involving patents or other intellectual property could affect our customers and vendors which could trigger our indemnification obligations to them and result in substantial expense to us.
In any potential dispute involving patents or other intellectual property, our customers and vendors could also become the target of litigation. Our agreements with customers and vendors generally include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement. Large indemnity payments could harm our business, financial condition and results of operations. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their intellectual property and trade secrets. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any litigation against our customers could trigger technical support and indemnification obligations under some of our agreements, which could result in substantial expense to us.
In addition, other customers and vendors may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our counterparts are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any such claims were to succeed, we might be forced to pay damages on behalf of our customers or vendors that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. Any dispute with a customer or vendor with respect to such obligations could have adverse effects on our relationship with such customer or vendor and other current and prospective customers or vendors and reduce demand for our solutions. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers or vendors, which in turn could hurt our relations with them and cause the sale of our products to decrease. Any of the foregoing could harm our business, financial condition, and results of operations.
We use a significant amount of intellectual property in our business. Monitoring unauthorized use of our intellectual property can be difficult and costly and if we are unable to obtain, maintain and protect our intellectual property, our business could be adversely affected.
Our success depends in part upon our ability to obtain and maintain patent and other intellectual property protection with respect to our products and the technology we develop. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also rely on trade secret laws, as well as confidentiality and non-disclosure and other contractual protections, to protect our proprietary know-how. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time.

We cannot assure you that any patents from any pending or future patent applications will be issued, and even if our pending patent applications are granted, the scope of the rights granted to us may not be meaningful, may not provide us with a commercial advantage and may be subject to reinterpretation after issuance. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. We cannot guarantee that:
•any of our present or future patents or patent claims will not lapse or be invalidated, narrowed, circumvented, challenged or abandoned;
•our intellectual property rights will provide competitive advantages to us;
•our ability to assert our intellectual property rights against others (including potential competitors) or to settle current or future disputes will not be limited by our agreements with third parties;
•any of our pending or future patent applications will be issued or have the coverage originally sought;
•our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protections may be weak;
•any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, narrowed, circumvented, challenged, abandoned or otherwise diminished or eliminated; or
•we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.
In addition, our competitors or others may design around our protected patents or other intellectual property rights. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies, and our business, financial condition and operations could be adversely affected.
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. From time to time, we may need to commence litigation or other legal proceedings in order to:
•assert claims of infringement of our intellectual property rights;
•defend our products from piracy;
•protect our trade secrets or know-how; or
•determine the enforceability, scope and validity of the propriety rights of others.
Lawsuits or other proceedings that we initiate to protect or enforce our patents or other intellectual property rights could be expensive, time consuming and unsuccessful. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or alleging that our intellectual property is invalid or unenforceable. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, we would also be forced to divert our attention and the efforts of our employees, which could, in turn, result in lower revenue and higher expenses. If we pursue litigation to assert our intellectual property rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations. Legal fees related to such litigation will increase our operating expenses and may reduce our net income.
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or unwilling to protect trade secrets. We rely on contractual protections with our customers, suppliers, employees and consultants, and we implement security measures designed to protect our trade secrets. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. The semiconductor industry is generally subject to high turnover of employees, so the risk of trade secret misappropriation may be amplified. Unauthorized copying or other misappropriation of our trade secrets and other intellectual property could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business. We cannot assure you that our contractual protections and security measures have not been or will not be breached or that we will have adequate remedies for any such breach. Accordingly, we cannot guarantee that we have secured, or will be able to secure, effective protections for all of our trade secrets or other proprietary information that we use or claim rights to.
Many of our products include intellectual property licensed from third parties, and we are party to a number of third-party intellectual property license agreements. Some of these license agreements require us to make one-time payments or ongoing royalty payments. We cannot guarantee that the third-party patents and technology we license will not be licensed to our competitors or others in the semiconductor industry. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all. In that event, we may be required to expend significant time and resources to redesign our technology, products or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. Any disputes with our licensing partners with respect to such agreements could narrow what we believe to be the scope of our rights to the relevant intellectual property, increase our obligations under such agreements or restrict our ability to develop and market our current or new products and services. Any of these events could negatively impact our business, financial condition and results of operations.
Further, certain of our vendor agreements contain provisions permitting the vendor to become a party to, or a beneficiary of, a source code escrow agreement under which we place certain proprietary source code in escrow with a third party. Under these source code escrow agreements, our source code may be released to the vendor upon the occurrence of specified events, such as in situations of our bankruptcy or insolvency or our failure to support or maintain our source code. Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for our source code or our software containing such source code and may facilitate intellectual property infringement, misappropriation or other violation claims against us.
In addition, from time to time, we enter into agreements with select customers, vendors and others to customize and otherwise develop technologies and intellectual property, and we expect to enter into new, similar arrangements from time to time in the future. Some of these agreements contain terms that allocate ownership of, and rights to use and enforce, technologies and intellectual property rights. As a result of these agreements, we may be required to limit use of, or refrain from using, certain of such related technologies and intellectual property rights in parts of our business. Determining inventorship and ownership of technologies and intellectual property rights resulting from development activities can be difficult and uncertain. Disputes may arise with customers, vendors and other third parties regarding ownership of and rights to use and enforce these technologies and intellectual property rights or regarding interpretation of our agreements with these third parties, and these disputes may result in claims against us or claims that intellectual property rights, which we believe we own, are not owned by us, are not enforceable, or are invalid. The cost and effort to resolve these types of disputes, or the loss of intellectual property rights if we lose these types of disputes, could harm our business and financial condition.
A breach of our information technology systems or physical security systems, or any actual or perceived violation of privacy or data protection laws, could harm our business and operating results.
We rely on our information technology systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. We face various cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary information, denial-of-service attacks, requests for money transfers, ransomware, as well as threats to the physical security of our facilities and employees. In addition, we face cyber threats from entities that may seek to target us through our customers, vendors, subcontractors, employees, and other third parties with whom we do business. We may experience cybersecurity threats such as viruses and attacks by hackers targeting our information technology systems. We can provide no assurance that our current information technology systems, or those of the third parties upon which we rely, are fully protected against such cyber security threats. Although such events have not had a material impact on our financial condition, results of operations or liquidity or reputation to date, future threats could, among other things: cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and the loss of business; as well as impact our results of operations materially. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. Due to the evolving nature of these security threats, we cannot predict the potential impact of any future incident.
While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of our data or the data of others (including personally identifiable information and proprietary information). Any actual or perceived security incident could harm our business and operating results and could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could negatively impact our business, financial condition and results of operations.
Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data privacy laws and regulations, including the European Union’s General Data Protection Regulation, effective May 2018, the California Consumer Privacy Act, effective January 2020, and the California Privacy Rights and Enforcement Act of 2020, partially effective as of December 2020, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. In addition, we may be subject to new data privacy laws, such as, the Virginia

Consumer Data Protection Act and the Colorado Privacy Act. These and other similar state laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements. Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or data protection, or other information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition and results of operations.
In addition, PRC regulatory authorities have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, China’s Cyber Security Law, which became effective in June 2017, established China’s first national-level data protection for “network operators,” which may include all organizations in the PRC that connect to or provide services over the internet or other information network. The Cyber Security Law requires network operators to perform certain functions related to cybersecurity protection. In addition, the Cyber Security Law imposes certain requirements on network operators of critical information infrastructure (CIIOs). For example, CIIOs generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of the PRC, and shall perform certain security obligations as required under the Cyber Security Law, including that the CIIOs shall pass the national security review when purchasing network product or service which may affect national security. In addition, China’s Data Security Law, which was promulgated by the Standing Committee of the PRC National People’s Congress (the SCNPC), on June 10, 2021 and became effective on September 1, 2021, outlines the main system framework of data security protection. For example, the Data Security Law introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. Processors of “important data” are further required to conduct periodic risk assessment and submit assessment report to relevant regulatory authorities. In addition, the Data Security Law provides a national security review procedure for those data activities which may affect national security. Furthermore, Regulations on the Security Protection of Critical Information Infrastructure (the CII Protection Regulations), which was promulgated by the State Council of the PRC on July 30, 2021 and became effective on September 1, 2021, stipulates the obligations and liabilities of the regulators, society and CIIOs in protecting the security of critical information infrastructure (the CII). According to the CII Protection Regulations, regulators supervising specific industries shall formulate detailed guidance to recognize the CII in the respective sectors, and CIIOs shall take the responsibility to protect the CII’s security by performing certain prescribed obligations. For example, CIIOs are required to conduct network security test and risk assessment, report the assessment results to relevant regulatory authorities, and timely rectify the issues identified at least once a year.
The Opinions, which were issued by the General Office of the State Council and the General Office of the CPC Central Committee on July 6, 2021, require the speedup of the revision of the provisions on strengthening the confidentiality and archives coordination between regulators related to overseas issuance and listing of securities, and improvement to the laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of, or in addition to the Cyber Security Law and Data Security Law. Drafts of some of these laws, regulations or measures have now been published, including the draft amendment to the Measures for Cyber Security Review published by Cyberspace Administration of China in July 2021 for public comments, which provides that, among others, an application for cyber security review shall be made by an issuer who is a CIIO or a “data processing operator” as defined therein before such issuer’s securities become listed in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate cyber security review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security.
The exact scope of CIIOs and important data under the current laws, regulations and regulatory regime remains unclear, and the authorities may have wide discretion in the interpretation and enforcement of the related laws and regulations. If we are deemed as a CIIO, or as an operator who collects, uses and processes important data according to the Cyber Security Law, Data Security Law and other relevant laws and regulations, we may need to perform or be subject to certain prescribed obligations, and if we were found to be in violation of these applicable laws and regulations, we may be subject to administrative penalties, including fines and service suspension. We also cannot rule out the possibility that certain of our customers may be deemed as CIIOs, or as operators processing important data, in which case our products or services or data processing activities, if being deemed as related to national security, will need to be submitted for cybersecurity review before we can enter into agreements with such customers, and before the conclusion of such procedure, the customers will not be allowed to use our products or services. If the reviewing authority considers that the use of our services by certain of our customers involves risk of disruption, is vulnerable to external attacks, or may negatively affect, compromise, or weaken the protection of national security, we may not be able to provide our products or services to such customers, which could have a material adverse effect on our results of operations and business prospects.
We use certain software governed by open source licenses, which under certain circumstances could materially adversely affect our business, financial condition, operating results and cash flow.
Certain of our software, as well as that of our customers and vendors, may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Open source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. In the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated, which could adversely impact our business and results of operations.
While we take steps to monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third party software provider has incorporated certain types of open source software into software we license from such third party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
Further, although some open source vendors provide warranty and support agreements, it is common for such software to be available “as‐is” with no warranty, indemnity or support. Although we monitor our use of such open source code to avoid subjecting our products to unintended conditions, such use, under certain circumstances, could materially adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts.

Risks Relating to Investments in Cayman Islands Companies
We are a Cayman Islands company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than that under U.S. law, you may have less protection for your shareholder rights than you would under U.S. law.
Our corporate affairs are governed by our memorandum and articles of association, as amended from time to time, the Cayman Islands the Companies Act (as amended) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands.
The Cayman Islands Companies Act provides that a shareholder of a Cayman company shall be entitled to payment of the fair value of that person’s shares upon dissenting from a merger or consolidation. However, such rights are not available in respect of the shares of any class for which an open market exists on a recognized stock exchange or recognized interdealer quotation system at the expiry date of the period allowed for written notice of an election to dissent where, upon the merger or the consolidation, the shareholder receives, amongst other things, either
(a) shares of a surviving or consolidated company, or depository receipts in respect thereof; or
(b) shares of any other company, or depository receipts in respect thereof, which shares or depository receipts at the effective date of the merger or consolidation, are either listed on a national securities exchange or designated as a national market system security on a recognized interdealer quotation system or held of record by more than two thousand holders.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as shareholders of a corporation incorporated in a jurisdiction in the United States.
The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as that from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly defined as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less prescriptive body of securities laws than to the United States. In addition, some U.S. states, such as Delaware, have more fulsome and judicially interpreted bodies of corporate law than the Cayman Islands.
Because we are incorporated under the laws of the Cayman Islands, you may find it difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us in the Cayman Islands or against our PRC or Hong Kong subsidiaries.
Credo Technology Group Holding Ltd is a holding company incorporated as an exempted company under the laws of the Cayman Islands with no operations of its own. We conduct substantially all of our operations through our indirect, wholly-owned subsidiaries in the United States and internationally. As such, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.. The courts of the Cayman Islands are unlikely:
(i) to recognise or enforce against the Company judgments of courts of the United States predicated upon the certain civil liability provisions of the securities laws of the United States or any state; and

(ii)    in original actions brought in the Cayman Islands, to impose liabilities against the Company predicated upon the civil liability provisions of the securities laws of the United States or any State, so fas as liabilities imposed by those provisions are penal in nature.
In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognise and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and/or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.
Provisions in our amended and restated memorandum and articles of association may have the effect of discouraging lawsuits against our directors and officers.
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against wilful default, wilful neglect, breach of fiduciary duty, unconscionable behaviour or behaviour which falls within the broad stable of conduct indentifiable as ‘equitable’ fraud on the part of the director or officer in question. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, wilful neglect or wilful default. Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.
Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us to be dealt with. Neither we nor our directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

Risks Related to Our Ordinary Shares
Our share price may be volatile and may decline, resulting in a loss of some or all of your investment.
The trading price and volume of our ordinary shares is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including but not limited to:
•actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•announcements by our significant customers of changes to their product offerings, business plans, or strategies;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the data infrastructure industry;
•timing and seasonality of the end-market demand;
•cyclical fluctuations in the data infrastructure market;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•changes in our management;
•general economic and market conditions, including the global COVID-19 pandemic;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
The market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition, and results of operations.

Substantial future sales of our ordinary shares could cause the market price of our ordinary shares to decline.
The market price of our ordinary shares could decline as a result of substantial sales of our ordinary shares, particularly sales by our directors, executive officers and significant shareholders, a large number of our ordinary shares becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.
As of April 30, 2022, we had outstanding a total of 144,754,895 ordinary shares. Of these shares, the 21,383,800 shares sold in our IPO are freely tradable in the public market without restriction, except for any shares purchased by one of our existing “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the Securities. With respect to the remaining shares outstanding, in connection with our IPO, each of our directors and executive officers and the holders of substantially all of our ordinary shares and securities exercisable for or convertible into our ordinary shares entered into lock-up agreements with the underwriters of our IPO that restrict their ability to sell of transfer their shares for a period of 180 days after January 26, 2022 (the restricted period); provided that such restricted period (ii) ended on January 27, 2022 with respect to 15% of the equity securities held by those holders who were employees (other than any officers, persons referred to as our founders and directors) as of immediately prior to our IPO and (ii) will end with respect to (A) an additional 15% of the shares subject to each lock-up agreement held by our current employees, officers and directors and holders of our preferred shares and warrants as of the date of our IPO (other than our founders) and (B) 10% of the shares subject to each lock-up agreement held by our founders if the last reported closing price of our ordinary shares on the Nasdaq is at least 30% greater than the IPO price of our ordinary shares for 10 out of any 15 consecutive trading days, including the last day, ending on or after 90 days following our IPO (an early lock-up release); and provided further that, if on the date all such conditions are met, we are in a trading black-out period, then (i) the actual date of such early lock-up release will be delayed until immediately prior to the opening of trading on the second trading day following the date on which we next publicly announce operating results for the previous fiscal quarter and (ii) no early lock-up release will occur unless the last reported closing price of our ordinary shares on the Nasdaq is greater than the IPO price of our ordinary shares on the first trading day following such public announcement. Accordingly, a substantial number of additional ordinary shares will be eligible for resale upon the expiration of lock-up agreements or other contractual restrictions, subject to the restrictions under Rule 144 and 701 under the Securities Act.
As of April 30, 2022, we also had outstanding a warrant to purchase up to 4,080,000 of our ordinary shares and options and restricted stock units covering 15,494,496 of our ordinary shares. All of the ordinary shares that are issuable upon exercise of the outstanding warrant, options, restricted stock units or other equity incentives we may grant in the future have been registered for public resale under the Securities Act. The ordinary shares will become eligible for sale in the public market to the extent such warrant or options are exercised or such restricted stock units are settled, subject to the lock-up agreements described above and compliance with applicable securities laws.
Moreover, subject to the lock-up agreements described above, certain of our shareholders have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our shareholders.
If securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports, or fail to publish reports about our business, our ordinary share price and trading volume could decline.
The market price and trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our shares or change their recommendation about our competitors’ shares, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. In addition, if our operating results fail to meet the expectations created by securities analysts’ reports, our share price could decline.
Our actual operating results may not meet our guidance and investor expectations, which would likely cause our share price to decline.
From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts, and investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our ordinary shares is likely to decline.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, accounts receivable, inventory valuation, income taxes, impairment of long-lived assets, share-based compensation, accrued liabilities and fair value of ordinary shares. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
We do not expect to declare or pay any dividends on our ordinary shares for the foreseeable future.
We do not intend to pay cash dividends on our ordinary shares for the foreseeable future. Consequently, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase our ordinary shares. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, capital expenditure needs, the terms of any preferred equity securities we may issue in the future, covenants in the agreements governing any future indebtedness, other contractual restrictions, industry trends, and any other factors or considerations our board of directors may regard as relevant. Furthermore, because we are a holding company, our ability to pay dividends on our ordinary shares will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries, which may be similarly impacted by, among other things, the terms of any preferred equity securities these subsidiaries may issue in the future, debt agreements, other contractual restrictions and provisions of applicable law.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to shareholders for approval.
As of April 30, 2022, our executive officers, directors and greater than 5% shareholders, in the aggregate, beneficially owned approximately 31.7% of our outstanding ordinary shares. As a result, such persons, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our ordinary shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following our IPO, which was consummated in January 2022. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
We cannot predict if investors will find our ordinary shares less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our ordinary shares less attractive because we rely on any of these exemptions, there may be a less active trading market for our ordinary shares and the market price of our ordinary shares may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. In addition, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Even if our management concludes that our internal controls over financial reporting are effective, however, our independent registered public accounting firm may still issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.
Anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit shareholders’ opportunity to sell their ordinary shares at a premium.
Our amended and restated memorandum and articles of association include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions. These provisions include, among other things:
•a classified board of directors with staggered three-year terms;
•the authorization of the issuance of “blank check” preferred shares that our board of directors could use to implement a shareholder rights plan;
•restrictions on the ability of our shareholders to call meetings or make shareholder proposals;
•our amended and restated memorandum and articles of association may only be amended by a vote of shareholders representing at least two-thirds of the outstanding ordinary shares or by a unanimous written consent;
•shareholders will not be permitted to increase the size of our board, fill vacancies on our board or remove directors without cause; and
•the ability of our board of directors, without action by our shareholders, to issue 50,000,000 preferred shares and to issue additional ordinary shares that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control.
These provisions could deter, delay or prevent a third party from acquiring control of us in a tender offer or similar transactions, even if such transaction would benefit our shareholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging future takeover attempts.
General Risk Factors
We may acquire businesses, enter into licensing arrangements or make investments in other companies or technologies that disrupt our business, are difficult to integrate, impair our operating results, dilute our shareholders’ ownership, result in the incurrence of debt, divert management resources or cause us to incur significant expense.
We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products, solutions or technologies. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, including:
•difficulty in integrating the operations, technologies, products, existing contracts, accounting and personnel of the acquired company or business;
•not realizing the anticipated benefits of any acquisition;
•difficulty in transitioning and supporting customers of the acquired company;

•difficulty in transitioning and collaborating with suppliers of the acquired company;
•diversion of financial and management resources from existing operations;
•the risk that the price we pay or other resources that we devote to the acquisition may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
•potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;
•inability to successfully bring newly acquired products to market or achieve design wins with such products;
•fluctuations in industry trends that change the demand or purchasing volume of newly acquired products;
•assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired products;
•inability to generate sufficient revenue to offset acquisition costs;
•the dilutive effect on our ordinary shares as a result of any acquisitions financed through the issuance of equity;
•inability to successfully complete transactions with a suitable acquisition candidate; and
•in the event of international acquisitions, risks associated with accounting and business practices or regulatory requirements that are different from applicable U.S. practices and requirements.
Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results. If we fail to properly evaluate acquisitions or investments, it may impair our ability to achieve the anticipated benefits of any such acquisitions or investments, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition and results of operations.
To finance any acquisitions or investments, we may choose to issue equity or equity-linked securities as consideration, which could dilute the ownership of our shareholders. If the price of our ordinary shares is low or volatile, we may not be able to acquire other companies for equity or equity-linked consideration. In addition, newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. Additional funds for acquisitions also may not be available on terms that are favorable to us, or at all.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract or retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers and other key employees, including our engineering and sales and marketing personnel. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time and with little or no notice. The loss of one or more of our executive officers or other key employees could have an adverse effect on our business, financial condition and results of operations.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers with applications, or analog circuit technology design expertise. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, changes in immigration policies may negatively impact our ability to attract and retain personnel, including personnel with specialized technical expertise. If we fail to attract new personnel or fail to retain or motivate our current personnel, our business, financial condition and results of operations could be adversely affected.
Catastrophic events may disrupt our business.
Our corporate headquarters, our foundry vendor and some of our suppliers are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social or economic unrest or disease outbreak, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security or loss of critical data, any of which could have an adverse effect on our business, financial condition or results of operations.
Litigation and other legal proceedings may adversely affect our business.
From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our business, financial condition and results of operations and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table presents the approximate square footage of our significant leased facilities as of April 30, 2022:

		(Square Feet)
Locations	Primary Use	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	89,727
Mainland China	Research and design, administration and operations	66,929
Taiwan	Research and design, administration and operations	18,537
Hong Kong	Administration and operations	1,658
	Total	176,851
(1) Lease terms expire in various years from 2022 through 2032.
We also lease smaller facilities in various domestic and international locations, which are occupied by administrative and sales personnel. We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.
Item 3. Legal Proceedings
The information set forth under “Note 7 - Commitments and Contingencies” in our notes to the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares have been traded on the Nasdaq Global Select Market under the symbol “CRDO” since January 27, 2022.
Holders
On June 1, 2022, there were 177 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our ordinary shares on behalf of shareholders.
Dividends
We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so in the foreseeable future.
Share Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total return on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index during the period from January 27, 2022 to April 30, 2022. The graph compares a $100 investment on January 27, 2022 in our ordinary shares with a $100 investment on January 27, 2022 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Our IPO

On January 31, 2022, we closed our IPO, in which we issued and sold 18,383,800 of our ordinary shares and certain of our existing shareholders sold an aggregate of 1,616,200 of our ordinary shares. On February 10, 2022, we issued and sold an additional 3,000,000 of our ordinary shares pursuant to the underwriters’ option to purchase additional shares from us. All of the shares sold were registered under the Act pursuant to a registration statement on Form S-1 (File No. 333-261982) (the Registration Statement), which became effective on January 26, 2022. There has been no material change in the planned use of the proceeds from our IPO as described in our final prospectus filed with the SEC on January 27, 2022.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in those forward-looking statements. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors.” For a discussion and analysis of our financial condition and results of operations for our fiscal year ended April 30, 2020, and a comparison of our fiscal years ended April 20, 2021 and 2020, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated January 26, 2022. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

During fiscal 2022 and 2021, we generated $106.5 million and $58.7 million in total revenue, respectively. Product sales and product engineering services revenue comprised 77% and 63% of our total revenue in fiscal 2022 and 2021, respectively, and IP license and IP license engineering services revenue represented 23% and 37% of our total revenue in fiscal 2022 and 2021, respectively. Geographically, 36% and 75% of our total revenue in fiscal 2022 and 2021, respectively, was generated from customers in North America, and 64% and 25% of our total revenue in fiscal 2022 and 2021, respectively, was generated from customers in the rest of the world, primarily in Asia. During fiscal 2022 and 2021, we generated $22.2 million and $27.5 million in net loss, respectively.
We derive the substantial majority of our revenue from a limited number of customers, and we anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
Our Business Model
We are a product-focused business with a strong foundation in IP, pioneering comprehensive connectivity solutions that deliver bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. We also develop IP solutions to address the specific and complex needs of our customers. We earn revenue from these IP solutions primarily through licensing fees and royalties. In addition to product sales and IP license revenue, we also generated revenue from providing engineering services as part of our product and license arrangements with certain customers. Product sales and product engineering services revenue comprised 77% and 63% of our total revenue in fiscal 2022 and 2021, respectively, and IP license and IP license engineering services revenue represented 23% and 37% of our total revenue in fiscal 2022 and 2021, respectively. Over time, we expect to generate an increased proportion of our revenue from sales of our products. We expect to see a long-term benefit from improvements in our operating leverage as our business continues to gain scale.
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
This strategy has enabled us to become the preferred vendor to a number of our customers who, in turn, in some cases, require their suppliers, OEMs, ODMs and optical module manufacturers to utilize our solutions.
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

A summary of our revenue and associated gross margin by these revenue sources for fiscal 2022 and 2021 is presented below (in thousands, except percentages):

	Year Ended April 30,
	2022	2021
Revenue:
Product sales	$73,721	$27,477
Product engineering services	7,741	9,579
Total product sales and product engineering services	81,462	37,056
IP license	23,309	17,273
IP license engineering services	1,706	4,368
Total IP license and IP license engineering services	25,015	21,641
Total revenue	$106,477	$58,697

Gross margin:
Product sales	45.6%	41.5%
Product engineering services	75.2%	66.9%
Total product sales and product engineering services	48.4%	48.1%
IP license	100.0%	100.0%
IP license engineering services	72.9%	73.0%
Total IP license and IP license engineering services	98.2%	94.5%
Total gross margin	60.1%	65.2%
Over time, we anticipate that our revenues from product sales and IP license will become a larger proportion of total revenue relative to engineering services.
We incur certain costs associated with introducing new products to market which impact the gross margin associated with product sales. Over time, as revenue from our product sales increases, we expect these product introduction costs to decrease as a percentage of product sales revenue resulting in a higher gross margin on product sales revenue.
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
The extent and nature of the impact of the COVID-19 pandemic on our business and financial performance will be influenced by a variety of factors, including the duration and spread of the pandemic, as well as future spikes of COVID-19 infections or the emergence of additional COVID-19 variants that may result in additional preventative and mitigative measures. These factors may affect the timing and magnitude of demand from customers and the availability of portions of the supply chain, logistical services and component supply and may have a material net negative impact on our business and financial results. For additional information regarding the potential impact of the COVID-19 pandemic on our business, see “Risk Factors—Risks Related to Our Business—The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity and may adversely impact our operations and financial results.”
Customer Warrant
On December 28, 2021, we issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 40,000 of the shares issuable upon exercise of the Customer Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201.0 million in aggregate payments.
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
The Customer Warrant is accounted for as an equity instrument. When management determines that it is probable that a tranche of the Customer Warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
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
Product Sales - We transact with customers primarily pursuant to standard purchase orders for delivery of products and generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. We offer standard performance warranties of twelve months after product delivery and do not allow returns, other than returns due to warranty issues. We recognize product sales when we transfer control of promised goods in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates.
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
Cost of Revenue
Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of intellectual property purchased from third parties, write-down of inventories, and amortization of production mask costs. Costs of revenue includes cost of product sales revenue, cost of product engineering services revenue and cost of IP license engineering services revenue. Cost of revenue relating to IP license revenue was not material for fiscal 2022 and 2021.

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
Impairment Charges
Impairment charges consist primarily of impairment on property and equipment for assets no longer in service.
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

Results of Operations
Years Ended April 30, 2022 and 2021
The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of total revenue:

	Year Ended April 30,
	2022	2021
Revenue:
Product sales	69.2%	46.8%
Product engineering services	7.3%	16.4%
IP license	21.9%	29.4%
IP license engineering services	1.6%	7.4%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	37.6%	27.4%
Cost of product engineering services revenue	1.8%	5.4%
Cost of IP license engineering services revenue	0.5%	2.0%
Total cost of revenue	39.9%	34.8%
Gross margin	60.1%	65.2%
Operating expenses:
Research and development	45.0%	59.4%
Selling, general and administrative	32.8%	48.8%
Impairment charges	2.9%	—%
Total operating expenses	80.7%	108.2%
Operating loss	(20.6)%	(43.0)%
Other income (expense), net	(0.2)%	(0.1)%
Loss before income taxes	(20.8)%	(43.1)%
Provision for income taxes	—%	3.8%
Net loss	(20.8)%	(46.9)%
Comparison of Years Ended April 30, 2022 and 2021
Revenue

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Product sales	$73,721	$27,477	168.3%
Product engineering services	7,741	9,579	(19.2)%
IP license	23,309	17,273	34.9%
IP license engineering services	1,706	4,368	(60.9)%
Total revenue	$106,477	$58,697	81.4%
Revenue for fiscal 2022 increased by $47.8 million primarily due to increases in product sales and IP license revenues, which increased by $46.2 million and $6.0 million, respectively, offset by decreases in product and IP license engineering services revenues of $1.8 million and $2.7 million, respectively.

The increase in product sales revenue was primarily due to an increase in the number of IC units sold and revenue relating to AEC cables that were introduced in fiscal 2021. The number of IC units sold increased by 118% in the year ended April 30, 2022. Revenue from product sales comprised 69% and 47% of our total revenue in fiscal 2022 and 2021, respectively. The increase in IP license revenue was driven by additional IP licenses delivered to customers.
Cost of Revenue

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Cost of product sales revenue	$40,082	$16,071	149.4%
Cost of product engineering services revenue	1,918	3,168	(39.5)%
Cost of IP license engineering services revenue	462	1,180	(60.8)%
Total cost of revenue	$42,462	$20,419	108.0%
Cost of product sales revenue increased by $24.0 million in fiscal 2022 primarily due to higher product sales during the same period, which resulted in the higher product sales revenue as discussed above.
Gross Profit and Gross Margin

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Gross profit	$64,015	$38,278	67.2%
Gross margin	60.1%	65.2%
Gross margin decreased by 5.1 percentage points in fiscal 2022 primarily driven by an increase in our product sales revenue as a percentage of overall revenue as noted above. Product sales gross margin increased by 4.1 percentage points in fiscal 2022 primarily from our product sales business gaining scale. We expect to see an additional long-term benefit from improvements in our operating leverage as our business continues to gain scale.
Research and Development

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Research and development	$47,949	$34,845	37.6%
% of total revenue	45.0%	59.4%
Research and development expense for fiscal 2022 increased by $13.1 million compared to fiscal 2021. The increase was due primarily to a $9.1 million increase in personnel costs as a result of new hires for product development, a $3.1 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $1.6 million decrease in allocation of research and development expense to costs of engineering services due to less engineering hours incurred relating to non-recurring engineering service revenue arrangements, which was offset by a $2.7 million decrease in share-based compensation expense driven by a one-time share repurchase transaction from employees in fiscal 2021.

Selling, General and Administrative

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Selling, general and administrative	$34,900	$28,667	21.7%
% of total revenue	32.8%	48.8%
Selling, general and administrative expense for fiscal 2022 increased by $6.2 million compared to the same period in fiscal 2021. The increase was due primarily to a $3.8 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $2.4 million increase in professional services spending and general increases in selling, general and administrative expense as we built out our public company infrastructure, which was offset by a $2.0 million decrease in share-based compensation expense driven by a one-time share repurchase transaction from employees in fiscal 2021.
Impairment Charges

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Impairment charges	$3,134	$—	100.0%
% of total revenue	2.9%	—%
Impairment charges incurred in fiscal 2022 were primarily related to an impairment on property and equipment that did not reach production qualification.
Provision (Benefit) for Income Taxes

	Year Ended April 30,		% Change
	2022	2021
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(37)	$2,215	(101.7)%
% of total revenue	—%	3.8%
Provision (benefit) for income taxes in fiscal 2022 decreased by $2.3 million. The decrease was due to the one-time charge in fiscal 2021 relating to the initial establishment of valuation allowance associated with U.S. research and development credits and the increase in the U.S. deferred tax benefits associated with stock-based compensation in fiscal 2022, which were offset by an increase in withholding taxes in foreign jurisdictions in fiscal 2022.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through April 30, 2022, our operations have been financed primarily by the sale of convertible preferred shares and ordinary shares, and cash generated from our customers. As of April 30, 2022, we had $259.3 million in cash and cash equivalents, and working capital of $305.7 million. Our principal use of cash is to fund our operations and invest in research and development to support our growth.
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
The following table summarizes our cash flows for the periods indicated.

	Years Ended April 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(30,832)	$(42,361)
Net cash used in investing activities	$(17,580)	$(6,056)
Net cash provided by financing activities	$204,181	$77,888
Cash Flows Used in Operating Activities
Net cash used in operating activities was $30.8 million for fiscal 2022. The cash outflows from operating activities for fiscal 2022 were primarily due to $22.2 million of net loss and $29.6 million of cash outflows for working capital purposes, partially offset by $21.0 million of non-cash items. The cash outflows from working capital for fiscal 2022 were primarily driven by an increase in accounts receivable, inventories and contract assets, partially offset by an increase in accounts payable, deferred revenue, and accrued expenses and other liabilities.
Net cash used in operating activities was $42.4 million for fiscal 2021. The cash outflows from operating activities for fiscal 2021 were primarily due to $27.5 million of net loss and $21.3 million of cash outflows from working capital, partially offset by $6.5 million of non-cash items. The cash outflows from working capital for fiscal 2021 were primarily driven by increases in inventories, prepaid and other current assets, and other long-term assets, as well as a decrease in accrued expenses and other liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $17.6 million and $6.1 million in fiscal 2022 and 2021, respectively, was attributable to purchases of property and equipment. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced and laboratory equipment used for research and development purposes.
Cash Flows from Financing Activities
Net cash provided by financing activities of $204.2 million for fiscal 2022 was primarily attributable to $194.2 million in proceeds from our IPO, net of underwriting discounts and commissions, and offering costs, $2.7 million in proceeds from exercises of share options and $7.2 million in proceeds from the issuance of convertible preferred shares, net of issuance costs.
Net cash provided by financing activities of $77.9 million in fiscal 2021 was primarily attributable to $1.4 million in proceeds from exercises of share options and $99.3 million in proceeds from the issuance of convertible preferred shares, net of issuance costs. This cash inflow was partially offset by $22.9 million in payments for repurchases of ordinary shares.
Critical Accounting Estimates
We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have a significant impact on our results are described in Note 2 to our consolidated financial statements included elsewhere in this filing. The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

We base our estimates and judgments on our historical experience, knowledge of current conditions, and our beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the SSP for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share awards and customer warrant, valuation of ordinary shares and the realization of tax assets and estimates of tax reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.
We continue to monitor and assess our critical estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Revenue Recognition
We recognize revenue upon transfer of control of promised goods and services in an amount that reflects the consideration we expect to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (SSP) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and our overall pricing objectives, while maximizing observable inputs. The determination of the SPP for certain of our IPs requires fair value estimate under income approach, involving the estimation of future cash flow expected to be generated from the IPs. Our policy is to record revenue net of any applicable sales, use or excise taxes.
We transact with customers primarily pursuant to standard purchase orders for delivery of products and generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. We offer standard performance warranties of twelve months after product delivery and do not allow returns, other than returns due to warranty issues. We recognize product sales when we transfer control of promised goods in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods, net of accruals for estimated sales returns and rebates.
We account for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument, based on the specific terms of the warrant agreement. We analyze the probability of vesting of each tranche of the warrant based on the demand forecast from the customer. When we determine that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
Inventory Valuation
We value our inventory, which includes raw materials, assembly and test, and other manufacturing costs, at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory quantities on hand and non-cancellable purchase commitments, and record write-downs for excess and obsolete inventory based primarily on the shipment history and our estimated forecast of product demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. If the future demand for our products is less favorable than our forecasts, the value of the inventories may be required to be reduced, which could result in additional expense to us and affect our results of operations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserve. However, if estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material.

Share-Based Compensation
Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service vesting period. We amortize share-based compensation expense for time-based awards under the straight-line attribution method over the vesting period.
The fair value of each restricted stock unit is estimated based on the market price of the Company’s ordinary shares on the date of grant less the expected dividend yield. We estimate the fair value of share purchase awards on the date of grant using the Black-Scholes option-pricing model.
Forfeitures are recorded when they occur. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occur.
Ordinary Share Valuation
Prior to our IPO, as there had been no public market for our equity instruments, the estimated fair value of our ordinary shares was determined by members of our board of directors, with input from management, as of the grant date, considering our most recently available independent third-party valuation of our ordinary shares and our directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed between the effective date of the most recent valuation and the date of the grant. The independent third-party valuations had generally been performed quarterly in accordance with the guidance outlined in the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (AICPA’s Practice Aid). In conducting the valuations, the independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA’s Practice Aid, including management’s best estimate of our business condition, prospects and operating performance at each valuation date.
In valuing our ordinary shares, the fair value of our business was determined using various valuation methods, including combinations of the income approach (discounted cash flow method) and the market approach (public company market multiple method) with input from management. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple was determined, which was applied to our operating results to estimate the enterprise value of our company.
Once the enterprise value was determined under the market approach, we derived the equity value of our company and used the option pricing model to allocate that value among the various classes of securities to arrive at the fair value of the ordinary shares.
Following our IPO, we use the publicly available market price to value our share-based awards. Increases and decreases in the market price of our ordinary shares will increase and decrease the fair value of our share-based awards granted in future periods.
Recent Accounting Pronouncements
For more information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
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
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that a hypothetical adverse change in exchange rates would have had on our financial statements, with all other variables held constant. If the U.S. dollar weakened by 10%, our operating expense in fiscal 2022 would have increased by approximately 2%.

Item 8. Financial Statements and Supplementary Data
CREDO TECHNOLOGY GROUP HOLDING LTD
CONSOLIDATED FINANCIAL STATEMENTS
Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Credo Technology Group Holding Ltd (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022 in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended April 30, 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Jose, California
June 8, 2022

Credo Technology Group Holding Ltd
Consolidated Balance Sheets
(in thousands, except per share amounts)

	April 30, 2022	April 30, 2021
Assets
Current Assets:
Cash and cash equivalents	$259,322	$103,757
Accounts receivable	29,524	13,645
Inventories	27,337	7,104
Contract assets	10,071	4,562
Prepaid expenses and other current assets	5,923	8,731
Total current assets	332,177	137,799
Property and equipment, net	21,844	14,231
Right of use assets	16,954	—
Other non-current assets	4,714	3,460
Total assets	375,689	155,490
Liabilities, Convertible Preferred Shares and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$8,487	$3,590
Accrued compensation and benefits	4,713	1,549
Accrued expenses and other current liabilities	12,063	3,277
Deferred revenue	1,234	4,116
Total current liabilities	26,497	12,532
Non-current operating lease liabilities	14,809	—
Other non-current liabilities	220	424
Total liabilities	41,526	12,956
Commitments and contingencies (Note 7)
Convertible preferred shares, $0.00005 par value; 50,000 shares authorized; no shares issued and outstanding at April 30, 2022; and 50,809 shares authorized; 50,809 shares issued and outstanding at April 30, 2021 (liquidation preference of $198,912 as of April 30, 2021)	—	197,965
Shareholders' equity (deficit):
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 144,755 shares issued and outstanding at April 30, 2022; and 136,658 shares authorized; 68,282 shares issued and outstanding at April 30, 2021	7	3
Additional paid in capital	424,562	12,592
Accumulated other comprehensive income	23	227
Accumulated deficit	(90,429)	(68,253)
Total shareholders' equity (deficit)	334,163	(55,431)
Total liabilities, convertible preferred shares and shareholders' equity (deficit)	$375,689	$155,490
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended April 30,
	2022	2021	2020
Revenue:
Product sales	$73,721	$27,477	$11,617
Product engineering services	7,741	9,579	5,311
IP license	23,309	17,273	33,671
IP license engineering services	1,706	4,368	3,236
Total revenue	106,477	58,697	53,835
Cost of revenue:
Cost of product sales revenue	40,082	16,071	6,713
Cost of product engineering services revenue	1,918	3,168	757
Cost of IP license engineering services revenue	462	1,180	259
Total cost of revenue	42,462	20,419	7,729
Gross profit	64,015	38,278	46,106
Operating expenses:
Research and development	47,949	34,845	27,564
Selling, general and administrative	34,900	28,667	16,471
Impairment charges	3,134	—	—
Total operating expenses	85,983	63,512	44,035
Operating income (loss)	(21,968)	(25,234)	2,071
Other income (expense), net	(245)	(62)	24
Income (loss) before income taxes	(22,213)	(25,296)	2,095
Provision (benefit) for income taxes	(37)	2,215	766
Net income (loss)	$(22,176)	$(27,511)	$1,329
Undistributed earnings attributable to participating securities	$—	$—	$(1,329)
Net loss attributable to ordinary shareholders	$(22,176)	$(27,511)	$—
Net loss per share attributable to ordinary shareholders:
Basic and diluted	$(0.25)	$(0.40)	$—
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic and diluted	88,398	69,099	71,728
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended April 30,
	2022	2021	2020
Net income (loss)	$(22,176)	$(27,511)	$1,329
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(204)	378	19
Total comprehensive income (loss)	$(22,380)	$(27,133)	$1,348
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2019	19,703	$38,132	70,694	$4	$7,445	$(170)	$(20,096)	$(12,817)
Issuance of Series C convertible preferred shares, net of issuance costs	2,448	10,462	—	—	—	—	—	—
Issuance of Series D convertible preferred shares, net of issuance costs	10,094	50,023	—	—	—	—	—	—
Ordinary shares issued under employee share plan	—	—	1,851	—	814	—	—	814
Share-based compensation	—	—	—	—	1,247	—	—	1,247
Total comprehensive income	—	—	—	—	—	19	1,329	1,348
Balances at April 30, 2020	32,245	$98,617	72,545	$4	$9,506	$(151)	$(18,767)	$(9,408)
Issuance of Series D convertible preferred shares, net of issuance costs	9,934	49,465	—	—	—	—	—	—
Issuance of Series D+ convertible preferred shares, net of issuance costs	8,630	49,883	—	—	—	—	—	—
Ordinary shares issued under employee share plan	—	—	2,613	—	1,448	—	—	1,448
Repurchase of ordinary shares	—	—	(6,876)	(1)	(932)	—	(21,975)	(22,908)
Share-based compensation	—	—	—	—	2,570	—	—	2,570
Total comprehensive loss	—	—	—	—	—	378	(27,511)	(27,133)
Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Issuance of Series D+ convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Conversion of preferred shares into ordinary shares	(52,060)	(205,210)	52,060	3	205,207	—	—	205,210
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	21,384	1	194,204	—	—	194,205
Ordinary shares issued under employee share plan	—	—	3,029	—	2,731	—	—	2,731
Share-based compensation	—	—	—	—	9,188	—	—	9,188
Warrant contra revenue	—	—	—	—	640	—	—	640
Total comprehensive loss	—	—	—	—	—	(204)	(22,176)	(22,380)
Balances at April 30, 2022	—	$—	144,755	$7	$424,562	$23	$(90,429)	$334,163
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Cash Flows
(in thousands)

	Year ended April 30,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(22,176)	$(27,511)	$1,329
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,793	2,218	1,813
Share-based compensation	9,188	2,570	1,247
Warrant contra revenue	640	—	—
Write-downs for excess and obsolete inventory	1,444	1,673	153
Impairment of assets	4,887	—	—
Changes in operating assets and liabilities
Accounts receivable	(15,879)	682	(10,548)
Inventories	(21,677)	(6,502)	1,303
Prepaid and other current assets	2,808	(7,016)	491
Other non-current assets	(1,654)	(1,528)	164
Accounts payable	4,748	1,336	1,008
Accrued expenses, compensation and other liabilities	9,601	(7,006)	8,910
Deferred revenue, net of contract assets	(7,555)	(1,277)	(16,123)
Net cash used in operating activities	(30,832)	(42,361)	(10,253)
Cash flows from investing activities:
Purchases of property and equipment	(17,580)	(6,056)	(8,832)
Net cash used in investing activities	(17,580)	(6,056)	(8,832)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriter discounts and offering costs	194,205	—	—
Proceeds from employee stock options exercises	2,731	1,448	721
Proceeds from issuance of convertible preferred shares, net of issuance costs	7,245	99,348	60,485
Payments for repurchase of ordinary shares	—	(22,908)	—
Net cash provided by financing activities	204,181	77,888	61,206
Effect of exchange rate changes on cash	(204)	378	30
Net increase in cash and cash equivalents	155,565	29,849	42,151
Cash and cash equivalents at beginning of the year	103,757	73,908	31,757
Cash and cash equivalents at end of the year	259,322	103,757	73,908
Supplemental cash flow information:
Income taxes paid	$(427)	$(1,219)	$(595)
Property and equipment received and accrued in accounts payable	$168	$19	$217
Conversion of convertible preferred share into ordinary share upon initial public offering	$205,210	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The consolidated financial statements include the results of Credo Technology Group Holding Ltd and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
In connection with the IPO, the underwriters were granted a 30-day option to purchase from the Company up to an additional 3,000,000 of the Company’s ordinary shares at the public offering price, less underwriting discounts and commissions. On February 7, 2022, the underwriters exercised the option to purchase additional shares in full, which purchase closed on February 10, 2022. The Company received net proceeds of $28.1 million after deducting underwriting discounts and commissions. The Company incurred total IPO offering costs of $5.7 million, which were recorded as a reduction in additional paid-in capital as of April 30, 2022.
Impact of COVID-19
The ongoing COVID-19 pandemic has significantly impacted global economic activity and caused business disruption worldwide. The extent and nature of the impact of the COVID-19 pandemic on the

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
2. Significant Accounting Policies
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share-based awards and customer warrant, valuation of ordinary shares, the realization of tax assets and estimates of tax reserves, asset lives for property and equipment, impairment of long-lived assets, accrued liabilities, allowance for doubtful accounts, and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic that would require management to update the significant estimates and assumptions used in the preparation of the consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.
Foreign Currency
All of the Company’s subsidiaries use U.S. dollars as their functional currency, except for its entities located in Taiwan and mainland China. The functional currencies of these entities are their respective local currency. Foreign currency assets and liabilities are remeasured into the functional currencies at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rates in effect during the period the transactions occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the consolidated statements of operations as part of ‘other income (expense), net’. Translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders' equity (deficit).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances in the Company’s bank checking and savings accounts.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral from them. Receivables considered uncollectible are charged against the allowance account in the year they are deemed uncollectible. Management does not believe that an allowance for doubtful

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
accounts is needed as of April 30, 2022 or 2021 based on review of credit worthiness of the customers and their payment histories.
Inventory
The Company values its inventory, which includes raw materials, assembly and test, and other manufacturing costs, at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities on hand and records write-downs for excess and obsolete inventory based primarily on the shipment history and its estimated forecast of product demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. If the future demand for the Company’s services and products is less favorable than the Company’s forecasts, the value of the inventories may be required to be reduced, which could result in additional expense to the Company and affect its results of operations. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, the Company begins to depreciate these assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income in the period realized. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Useful lives by asset category are as follows:

Asset Category	Useful Life (in years)
Computer equipment and software	3
Furniture and fixtures	3
Laboratory equipment	5
Production equipment	5
Transportation equipment	4
Leases
Subsequent to the adoption of ASU No. 2016-02 in the beginning of fiscal 2022, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company's leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term.
Prior to the adoption of the ASU No. 2016-02, leases were evaluated and recorded as capital leases if one of the following was true at inception: (a) the present value of minimum lease payments met or exceeded 90% of the fair value of the asset, (b) the lease term was greater than or equal to 75% of the economic life of the asset, (c) the lease arrangement contained a bargain purchase option, or (d) title to the property transferred to the Company at the end of the lease. The Company had an immaterial capital

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
lease for the fiscal year ended April 30, 2020. The Company did not have any capital leases for the fiscal year ended April 30, 2021.
Leases that were not classified as capital leases were accounted for as operating leases. Operating lease agreements that had tenant improvement allowances were evaluated for lease incentives. For leases that contained rent or escalating rent payments, the Company recognized rent expense on a straight-line basis over the lease term, with any lease incentives amortized as a reduction of rent expense over the lease term.
Impairment of Long-lived Assets
The Company assesses the impairment of long-lived assets, which consist primarily of property and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces.
If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the asset. In fiscal 2022, the Company recorded $4.9 million impairment charges primarily related to the impairment on property and equipment. Impairment charges of $1.8 million were presented as part of cost of product sales revenue in the consolidated statements of operations as it related to a production equipment no longer in service and impairment charges of $3.1 million were presented under operating expenses in the consolidated statements of operations for equipment that did not reach production qualification. There were no impairment charges of long-lived assets for the years ended April 30, 2021 and 2020.
Revenue Recognition
The Company’s revenues consist of sale of its products, licensing of its IP and providing product and IP license engineering services. Product sales consists of shipment of its ICs and AEC products. IP license revenue includes fees from licensing of the Company’s SerDes IP and related support and royalties. Product and IP license engineering services revenue consists of engineering fees associated with integration of the Company’s technology solutions into its customers’ products and IP, respectively. The Company’s customers are primarily original equipment manufacturers who design and manufacture end market devices for the communications and enterprise networks markets. The Company’s revenue is driven by various trends in these markets. The Company’s revenue is also impacted by changes in the number and average selling prices of its IC products.
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (“SSP”) basis. The Company determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and the Company’s overall pricing objectives, while maximizing observable inputs. The determination of the SPP for certain of our IPs requires fair value estimate under income approach, involving the estimation of future cash flow expected to be generated from the IPs. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products or services.
Product Sales - The Company transacts with customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. The Company offers standard performance warranties of twelve months after product delivery and does not allow returns, other than returns due to warranty issues. The Company recognizes product sales when it transfers control of promised goods in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates. As of April 30, 2022 and 2021, the sales returns and rebate reserves were not material.
IP License Revenue - The Company’s IP license revenue consists of a perpetual license, support and maintenance, and royalties. The Company’s license arrangements do not typically grant the customer the right to terminate for convenience, and where such rights exist, termination is prospective, with no refund of fees already paid by the customer. In connection with the license arrangements, the Company offers support and maintenance to assist customers in bringing up and qualifying the final product. Revenue from customer support is deferred and recognized ratably over the support period, which is typically one year.
In certain cases, the Company also charges licensees royalties related to the distribution or sale of products that use its technologies. Such royalties are reported to us on a quarterly basis. The Company estimates the sales-based royalties earned each quarter primarily based on its customers’ reporting of sales activity incurred in that quarter. The Company recognizes the estimated royalty revenue when it is probable that reversal of such amounts will not occur. Any differences between actual royalties owed by a customer and the quarterly estimates are recognized when updated information becomes available.
Product and IP License Engineering Services Revenue - Some product and IP revenue contracts include non-recurring engineering services deliverables. The Company recognizes revenue from these agreements over time as services are provided or at point in time upon completion and acceptance by the customer of contract deliverables, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to delivery of services. The Company believes the input method, based on time spent by its engineers, best depicts the efforts expended to transfer services to the customers.
Certain contracts may include multiple performance obligations for which the Company allocates revenue to each performance obligation based on relative SSP. The Company determines SSPs based on observable evidence. When SSPs are not directly observable, the Company uses the adjusted market assessment approach or residual approach, if applicable. The Company also considers the constraint on estimates of variable consideration when estimating the total transaction price. The Company records liabilities for amounts that are collected in advance of the satisfaction of performance obligations under deferred revenue.
Customer Warrant
The Company accounts for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument, based on the specific terms of the warrant agreement. When management determines that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity (deficit) and the

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
Cost of Revenue
Cost of revenue includes cost of materials, including wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including share-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of intellectual property purchased from third-parties, write-down of inventories, and amortization and impairment of production equipment no longer in use. Cost of revenue includes cost of product sales revenue, cost of product engineering services revenue and cost of IP license engineering services revenue. Cost of revenue relating to IP license revenue was not material for fiscal 2022, 2021 and 2020.
Shipping and Handling Costs
Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in selling and marketing expenses in the Company’s Consolidated Statements of Operations.
Research and Development
Research and development expense consists of costs incurred in performing research and development activities and includes salaries, share-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred.
Convertible Preferred Shares
The Company records all shares of convertible preferred shares at their respective fair values less issuance costs on the dates of issuance. The convertible preferred shares were recorded outside of shareholders’ equity (deficit) because, in the event of certain liquidation events considered not solely within the Company’s control, such as a change in control event and sale of all or substantially all of the Company’s assets, the convertible preferred shares would have become redeemable at the option of the holders.
Share-Based Compensation
The Company records compensation expense in connection with share-based awards granted to employees and non-employees in accordance with guidance related to share-based payments. This guidance requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award. The Company amortizes share-based compensation expense under the straight-line attribution method over the vesting period of the share-based award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of ordinary share options on the dates of grant. Calculating the fair value of share options using the Black-Scholes model requires inputs and assumptions, including the fair value of the Company’s ordinary shares, the expected term of share options and share price volatility. The Company estimates the expected life of options granted based on the simplified method. The Company estimates the volatility of its ordinary shares on the date of grant based on the average historical share price volatility of comparable publicly traded companies in the Company’s industry group. The Company has not paid and does not expect to pay dividends. The Company accounts for forfeitures as they occur.
The fair value of each restricted stock unit is estimated based on the market price of the Company’s ordinary share on the date of grant. The fair value of each share issued under the Company’s employee stock purchase plan is estimated based on Black-Scholes option pricing model.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Prior to the IPO, the absence of an active market for the Company’s ordinary shares required its board of directors, the members of which the Company believed had extensive business, finance and venture capital experience, to determine the fair value of its ordinary shares for purposes of granting options and for calculating share-based compensation expense for the periods presented. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining fair value. These contemporaneous third-party valuations used the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. All options granted were intended to be exercisable at a price per share not less than the fair value of the shares underlying those options on their respective dates of grant.
Income Taxes
The Company is subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining the Company’s provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
The Company uses the asset and liability method to account for income taxes. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company accounts for uncertain tax positions in accordance with ASC 740‑10, Accounting for Uncertainty in Income Taxes. The Company recognizes the tax effects of an uncertain tax position only if such position is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the consolidated financial statements as income tax expense.
Net Loss Per Share
The Company follows the two-class method when computing net income (loss) per ordinary share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per ordinary share for each class of ordinary shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary share and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred shares, which were converted into ordinary shares upon completion of the IPO, were the Company’s only participating security and contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in the Company’s losses.
The holders of convertible preferred shares were entitled to participate in non cumulative dividends on ordinary share at the rate of 8% of the applicable original issue price per share per annum based on the number of shares of ordinary share held on an as-converted basis. No dividends on convertible preferred share or ordinary share were declared by the Company’s board of directors for the fiscal years ended April 30, 2022, 2021, and 2020. In accordance with ASC 260, Earnings Per Share, undistributed earnings allocated to holders of convertible preferred share are subtracted from net income in determining net income attributable to ordinary shareholders. Basic net income (loss) per share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of shares of

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
ordinary shares outstanding. For periods in which the Company reported net losses, diluted net loss per ordinary share attributable to ordinary shareholders is the same as basic net loss per ordinary share attributable to ordinary shareholders because potentially dilutive shares of ordinary share are not assumed to have been issued if their effect is anti-dilutive.
Segment Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates and manages its business in one operating and one reportable segment. See “Note 14 - Segment and Geographic Information” for the Company’s revenue by country and location of long-lived assets.
Accounting Pronouncement Recently Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and to disclose key information about lease arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new lease standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which impacts transition disclosures related to the new guidance. The Company adopted the new lease accounting standard on May 1, 2021, using the modified retrospective approach by applying the new standard to leases existing at the date of initial application and not restating comparative periods. See “Note 11 - Leases” for additional information.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for the Company for its fiscal year beginning May 1, 2021 and interim periods within its fiscal year beginning May 1, 2022. The Company adopted this guidance on May 1, 2021 prospectively, and the impact on its consolidated financial statements was not material.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
3. Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash is placed in major financial institutions around the world. The Company’s cash deposits exceed insured limits.
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
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	April 30, 2022	April 30, 2021
Customer A	14%	35%
Customer B	52%	*
Customer C	*	11%
Customer D	*	15%
Customer E	*	11%

	Year ended April 30,
Revenue	2022	2021	2020
Customer A	18%	32%	28%
Customer B	30%	*	*
Customer F	11%	*	*
Customer G	10%	*	*
Customer H	*	10%	16%
Customer I	*	12%	*
* Less than 10% of total accounts receivable or total revenue.
The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the high level of credit worthiness of its customers and the relatively short collection terms. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally require no collateral.
The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products with new capabilities, general economic conditions worldwide, the ability to safeguard patents and other intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and other factors could affect the Company’s financial results.
The Company currently outsources all of its integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company with the remaining assembly and testing processes outsourced to other subcontractors primarily in Asia. Any disruption of or interference with the Company’s access to the goods or services from these subcontractors would impact the Company’s operations.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of April 30, 2022 and 2021.
During the year ended April 30, 2022, the Company recognized $4.0 million of revenue that was included in the deferred revenue balance as of April 30, 2021. During the year ended April 30, 2021, the Company recognized $4.5 million of revenue that was included in the deferred revenue balance as of April 30, 2020. During the year ended April 30, 2020, the Company recognized $16.9 million of revenue that was included in the deferred revenue balance as of April 30, 2019.
During the year ended April 30, 2022, the increase in contract assets of $5.5 million was primarily driven by IP licensing and engineering services arrangements where certain billing milestones had not yet been reached, but the criteria for revenue had been met.
During the year ended April 30, 2022, the decrease in deferred revenue of $2.9 million was primarily due to revenue recognized from customer advances.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $59.0 million and the satisfied but unrecognized performance obligation was approximately $11.4 million as of April 30, 2022, which the Company expects to recognize over the next three years. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of April 30, 2022, we had billed $10.9 million and recognized revenue amounting to $11.6 million upon delivery of the first deliverable which was consistent with the meeting of the first milestone. We have applied constraints on certain remaining milestones due to significant uncertainty relating to the delivery of those milestones as of April 30, 2022 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Customer Warrant
On December 28, 2021, we issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the “Customer Warrant”). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201.0 million in aggregate payments. No other tranches were vested as of April 30, 2022.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7.00
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the year ended April 30, 2022, the Company recognized $0.6 million as contra revenue within the product sales revenue on the consolidated statements of operations.
5. Fair Value Measurements
Fair value is an exit price representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 - Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2 - Other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs that are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximate their respective fair values because of their short maturities.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Raw materials	$11,610	$2,177
Work in process	10,352	1,844
Finished goods	5,375	3,083
	$27,337	$7,104

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Prepaid expenses	$4,477	$1,313
Advances to suppliers	188	6,276
Other current assets	1,258	1,142
	$5,923	$8,731
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Computer equipment and software	$1,736	$1,606
Laboratory equipment	9,521	6,603
Production equipment	15,502	5,680
Leasehold improvements	1,465	1,349
Others	524	439
Construction in progress	2,932	4,698
	$31,680	$20,375
Less: accumulated depreciation and amortization	(9,836)	(6,144)
	$21,844	$14,231
Depreciation and amortization expense, excluding the assets impairment charges, for the years ended April 30, 2022, 2021 and 2020, was $4.8 million, $2.2 million, and $1.8 million, respectively. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products to be introduced or yet to be in production.
Other Non-current Assets
Other non-current assets consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Non-current contract assets	$983	$1,819
Other non-current assets	3,731	1,641
	$4,714	$3,460
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2022	April 30, 2021
Accrued expenses	$8,372	$2,652
Current portion of operating lease liabilities	2,379	—
Income tax payable	1,312	625
	$12,063	$3,277

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
7. Commitments and Contingencies
Non-Cancelable Purchase Obligations
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of April 30, 2022, the total value of open purchase orders payable within the next one year, that were committed with the Company’s third party subcontractors was approximately $17.6 million.
Warranty Obligations
The Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s products carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2022 and 2021.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of the consolidated financial statements, the Company was not subject to any litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

8. Convertible Preferred Shares
The Company had previously issued Series A convertible preferred shares, Series B convertible preferred shares, Series C convertible preferred shares, Series D convertible preferred shares and Series D+ convertible preferred shares (collectively, the “Preferred Shares”).
Immediately prior to the completion of the IPO, all of the then outstanding 52,059,826 shares of the Company’s convertible Preferred Shares were automatically converted into an aggregate 52,059,826 shares of ordinary share on a one-for-one basis, and such Preferred Shares were cancelled, retired and eliminated from the shares that the Company is authorized to issue and shall not be reissued by the Company.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of the preferred shares prior to the conversion into ordinary shares consisted of the following:

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Preference (in thousands)
Series A	8,313	8,313	$1.00	$8,313
Series B	8,593	8,593	2.10	18,000
Series C	5,245	5,245	4.29	22,500
Series D	20,028	20,028	4.99	100,000
Series D+	9,881	9,881	5.81	57,361
	52,060	52,060		$206,174
The rights, privileges, and preferences of the Series A, Series B, Series C, Series D, and Series D+ convertible preferred shares are as follows:
Conversion Rights - Each preferred share was convertible, at the option of the holder, at any time, and without the payment of any additional consideration, into such number of fully paid ordinary share as was determined by dividing the applicable original issue price for each such series of preferred shares by the applicable conversion price in effect at the time of the conversion. The conversion price per share for each series of preferred share shall initially be equal to the original issue price of such series, which means $1.00 per share for Series A, $2.10 per share for Series B, $4.29 per share for Series C, $4.99 per share for Series D and $5.81 per share for Series D+. The conversion price shall be subject to adjustment in order to adjust the number of ordinary shares into which the preferred shares are convertible.
Each share of Series A, B, C, D and D+ convertible preferred share automatically converted into the number of ordinary shares at the conversion rate at the time in effect upon the closing of a public offering of ordinary shares which results in at least $25.0 million of proceeds to the Company at a per share price not less than $9.99 or with the vote or written consent of the holders of a majority of the then outstanding preferred shares, voting as a separate class, to convert their preferred shares at the then‐effective Conversion Price.
Dividends - The holders of preferred shares were entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. The holders of preferred shares were entitled to receive dividends prior and in preference to any payment of any dividend on ordinary shares in an amount equal to 8% of the original issue price per share of such preferred share. After payment of such dividends, any additional dividends shall be distributed among all holders of ordinary shares and preferred shares in proportion to the number of ordinary shares that would be held by each such holder if all preferred shares were converted to ordinary shares at the then effective conversion rate. no dividends had been declared by the board of directors from inception through the date of conversion into ordinary shares.
Liquidation Rights - In the event of any sale, lease, conveyance or other disposition of all or substantially all of the assets of the Company or the exclusive license of all or substantially all of the Company’s intellectual property used in generating all or substantially all of the Company’s revenues, reorganization, consolidation, acquisition, merger, liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of preferred shares shall be entitled to receive in preference to the holders of ordinary shares, an amount per share equal to the liquidation preference, plus any declared but unpaid dividends. After payment of the liquidation preference to holders of preferred shares, the remaining assets of the Company were available for distribution on a pro rata basis to the holders of ordinary shares.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Voting Rights - The holders of the convertible preferred shares were entitled to the number of votes equal to the number of ordinary shares into which such convertible preferred shares could be converted on the record date.
9. Ordinary Shares
The Company’s Articles of Association, as amended in March 2021, authorizes the Company to issue 136,657,627 ordinary shares, par value $0.00005 per share. In connection with the consummation of the IPO, the Company filed the Amended and Restated Memorandum of Association with Cayman Islands, which authorized 1,000,000,000 ordinary shares and 50,000,000 convertible preferred shares.
Each ordinary share is entitled to one vote per share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all other classes of shares outstanding.
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Award” or “RSA”). In addition, the Company allows early exercise for unvested ordinary share options under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of April 30, 2022, 442,787 such ordinary shares, consisting of 16,667 shares from RSA and 426,120 from share option early exercises, remain subject to the Company’s repurchase rights. As of April 30, 2021, 630,379 such ordinary shares, consisting of 116,667 shares from RSA and 513,712 from share option early exercises, remain subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding. The proceeds recorded as accrued expenses and other current liabilities were $0.8 million and $0.7 million as of April 30, 2022 and 2021, respectively.
Share Repurchase Transaction
In July 2020, the Company offered to purchase up to an aggregate of 8,032,128 of its ordinary shares and options from certain ordinary shareholders, primarily initial investors, founders and current employees of the Company, at a cash price of $4.98 per share. The transaction was completed in August 2020. The total ordinary shares and options the Company repurchased was 6,875,822 at a total purchase price of $34.2 million. The excess of the repurchase price over the fair value of ordinary shares and options, which were originally issued to founders and current employees, was recorded as share-based compensation expense of $11.3 million for the year ended April 30, 2021.
For the excess of the fair value of ordinary shares and options over the par value of shares, the Company allocated the amount to both accumulated deficit and additional paid in capital. The portion allocated to additional paid in capital was determined by applying a percentage, determined by dividing the number of shares repurchased by the number of shares issued and outstanding immediately prior to the share repurchase, to the balance of additional paid in capital as of the date of share repurchase. In connection with the transaction, $0.9 million was allocated to additional paid in capital and $22.0 million was allocated to accumulated deficit.
10. Share Incentive Plan
2015 Stock Plan
The Company adopted the 2015 Stock Plan (the “2015 Plan”) in February 2015. The 2015 Plan was an equity incentive program under which employees of the Company or its subsidiary corporations (including officers), non-employee members of the Board, and consultants to the Company or its subsidiary corporations were offered an opportunity to acquire the Company’s ordinary shares. The 2015 Plan provided both for the direct award or sale of ordinary shares (“RSAs”) and for the grant of options to

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
purchase ordinary shares. Options granted under the Plan were Incentive stock options (“ISOs”) intended to qualify under Code Section 422 or Nonstatutory Options (“NSOs”) which were not intended to so qualify. Only employees, outside directors and consultants of either the Company or a subsidiary of the Company, were eligible for the grant of NSO or the direct award or sale of ordinary shares. Only employees of either the Company or of a subsidiary of the Company, were eligible for the grant of ISOs.
As of January 27, 2022, the 2015 Plan has ceased to be available for grants of new awards. Prior to the aforementioned cessation of the 2015 Plan for new grants and as of April 30, 2021, 26,000,000 ordinary shares were authorized for issuance under the 2015 Plan. Options under the 2015 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors. Both RSAs and options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.
A summary of information related to share option activity, excluding options early exercised, is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 30, 2020	10,776,188	$0.67	7.53	$15,592
Options granted	6,325,510	$2.70
Options exercised and vested	(2,468,792)	$0.56
Options canceled/ forfeited	(512,727)	$1.72
Balances as of April 30, 2021	14,120,179	$1.57	7.87	$62,613
Options granted	701,500	$6.11
Options exercised and vested	(2,924,410)	$1.04
Options canceled/ forfeited	(536,524)	$3.18
Balances as of April 30, 2022	11,360,745	$1.94	7.12	$103,412
Vested or expected to vest as of April 30, 2022	11,360,745	$1.94	7.12	$103,412
Exercisable as of April 30, 2022	10,934,625	$1.94	7.12	$99,497
During the years ended April 30, 2022, 2021 and 2020, the total intrinsic value of options exercised, including options early exercised, was $28.4 million, $4.7 million and $1.4 million, respectively. The weighted-average grant date fair value of options vested was $1.36 per share for the year ended April 30, 2022. The weighted-average grant date fair value of options vested was $0.65 per share for the year ended April 30, 2021. The weighted-average grant date fair value of options vested was $0.39 per share for the year ended April 30, 2020.
The total grant date fair value of share options that vested was $4.5 million, $2.1 million and $1.2 million as of April 30, 2022, 2021 and 2020, respectively. As of April 30, 2022, the total unrecognized compensation cost was $9.8 million related to share options, which are expected to be recognized over a weighted-average period of 2.17 years.
The Company estimated the fair value of share options using the Black-Scholes option-pricing model. The fair value of employee share options is being amortized on a straight-line basis over the requisite

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
service period of the awards. The fair values of the employee share options granted in the years presented were estimated using the following weighted-average assumptions:

	Year Ended April 30,
	2022	2021	2020
Expected volatility	41.29% - 42.31%	40.12% - 42.84%	36.55% - 36.89%
Weighted-average expected term (in years)	5.96	5.97	5.91
Risk-free interest rate	0.69% - 1.23%	0.32% - 1.19%	1.68% - 1.75%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$6.26	$1.86	$0.99
2021 Long-Term Incentive Plan
In December 2021, the Company adopted the 2021 long-term incentive plan (the “2021 Plan”). Upon the adoption, the 2021 Plan had 19,907,421 ordinary shares reserved for issuance. Awards granted under the 2021 Plan may include, but are not limited to, options and restricted stock units (“RSU”). Options granted under the 2021 Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the share on the date of grant. RSU awards are denominated in shares of ordinary shares, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. None of the awards granted under the 2021 Plan as of April 30, 2022 allowed cash settlement. Awards under the 2021 Plan generally vest over 4 years.
A summary of RSU activity is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 30, 2021	—	—	—	—
Granted	4,176,250	$10.25
Vested	(12,499)	$10.00
Canceled/ forfeited	(30,000)	$10.00
Balances as of April 30, 2022	4,133,751	$10.26	1.65	$45,637
Expected to vest as of April 30, 2022	4,133,751	$10.26	1.65	$45,637
As of April 30, 2022, 15,701,171 shares remained available for future issuance under the 2021 Plan.
As of April 30, 2022, unamortized compensation expense related to RSUs was $38.4 million. The unamortized compensation expense for RSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.43 years.
Employee Stock Purchase Plan
In January 2022, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP plan, a total of 3,800,508 shares have been authorized for the grant of options and participants can purchase the Company’s ordinary shares using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the “look-back” period for the stock purchase price is 24 months. Offering and purchase periods begin on January 1 and July 1 of each year. Participants will be granted the right to purchase ordinary shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Under the ESPP, no shares were issued as of April 30, 2022. As of April 30, 2022, 3,800,508 shares remained available for future issuance under the ESPP.
The following weighted-average assumptions were used for the year ended April 30, 2022 to calculate the fair value of ordinary share to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

Year Ended April 30,
2022
Estimated fair value	4.56
Expected volatility	33.00%
Expected term (in years)	1.17
Risk-free interest rate	1.41%
Expected dividend yield	—%
Share-Based Compensation Associated with Awards to Employees
The following table summarizes share-based compensation cost included in the consolidated statements of operations (in thousands).

	Year Ended April 30,
	2022	2021	2020
Cost of revenue	$220	$183	$33
Research and development	5,021	7,737	584
Selling, general and administrative	3,947	5,986	630
	$9,188	$13,906	$1,247
11. Leases
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
During the year ended April 30, 2022, the Company entered into a sublease agreement whereby the Company will lease an office space located in San Jose, California (the “HQ Lease”). The office space will serve as the Company’s corporate headquarters and include engineering, marketing and administrative

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
functions. The HQ Lease has a term of 103 months from the contract commencement date in April 2022. The right of use assets and operating lease liabilities associated with the HQ Lease as of April 30, 2022 were $13.8 million and $14.2 million respectively.
Lease expense and supplemental cash flow information are as follows (in thousands):

Year Ended
April 30, 2022
Operating lease expenses	$3,017
Cash paid for amounts included in the measurement of operating lease liabilities	$2,588
Right-of-use assets obtained in exchange for lease obligation	$15,543
The aggregate future lease payments for operating leases as of April 30, 2022 are as follows (in thousands):

Fiscal Year	Operating leases
2023	$3,316
2024	3,136
2025	2,645
2026	2,248
2027	2,150
Thereafter	7,796
Total lease payments	21,291
Less: Interest	4,102
Present value of lease liabilities	$17,189
The aggregate future lease payments for operating leases as of April 30, 2021 are as follows (in thousands):

Fiscal Year	Operating leases
2022	$2,421
2023	866
2024	846
2025	397
Total lease payments	$4,530
As of April 30, 2022, the weighted average remaining lease term for the Company's operating leases is 7.50 years and the weighted average discount rate used to determine the present value of the Company's operating leases is approximately 6%.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
12. Income Taxes
Income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended April 30,
	2022	2021	2020
United States	$2,512	$2,011	$1,751
International	(24,725)	(27,307)	344
	$(22,213)	$(25,296)	$2,095
The components of income tax expenses are summarized as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Current
Federal	$224	$274	$102
State	(25)	28	1
International	1,292	544	947
Total current tax expense	1,491	846	1,050
Deferred
Federal	(1,163)	1,219	(535)
State	(142)	6	159
International	(223)	144	92
Total deferred tax benefit	(1,528)	1,369	(284)

Total tax expense	$(37)	$2,215	$766
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	April 30, 2022	April 30, 2021
Deferred tax assets:
Accrued expense	$1,114	$144
Deferred rent	—	58
Foreign tax credit	—	—
Net operating losses	125	19
Research and development credits	5,299	4,011
Stock compensation	868	—
Lease liability	3,900	—
Others	3	—
Total deferred tax assets	11,309	4,232
Deferred tax liabilities
Property and equipment basis	(1,162)	(900)
Right of use assets	(3,842)	—
Others	—	(16)
Total deferred tax liabilities	(5,004)	(916)
Valuation allowance	(5,170)	(3,706)
Net deferred taxes	$1,135	$(390)

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The valuation allowance increased by $1.5 million in fiscal 2022. As of April 30, 2022, the Company had federal and state research credits of $3.8 million and $4.0 million, respectively. The federal research credits will begin to expire in 2039. The state research credits have no expiration date. As it is not more likely than not that the Company will be able to utilize the federal and state research credits, the Company recorded $5.2 million of valuation allowance. As of April 30, 2022, the Company had no foreign tax credit carryover.
Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. The amount of cumulative undistributed earnings that are permanently reinvested that could be subject to withholding taxes are $20.6 million as of April 30, 2022. We intend to reinvest these earnings indefinitely.
The Company consists of a Cayman parent holding company with various international and U.S. subsidiaries. The applicable statutory rate in Cayman is zero for the Company for the years ended April 30, 2022, 2021 and 2020. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for the years ended April 30, 2022, 2021 and 2020 is applied as follows:

	Year Ended April 30,
	2022	2021	2020
Statutory federal tax expense rate	21%	21%	21%
State tax, net of federal benefit	1%	—%	8%
Research tax credits	4%	3%	(34)%
Stock compensation	7%	—%	—%
Other permanent adjustment	—%	1%	1%
Other	1%	—%	(2)%
Foreign rate differential	(26)%	(25)%	25%
Change in valuation allowance	(4)%	(8)%	—%
Withholding Taxes	(4)%	(2)%	21%
Foreign tax credit	—%	—%	(4)%
Effective tax rate	—%	(10)%	36%
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	April 30, 2022	April 30, 2021
Beginning gross unrecognized tax benefits	$1,234	$953
Additions for tax positions taken in the current year	616	364
Subtractions for tax positions taken in the prior year	(6)	(83)
Ending gross unrecognized tax benefits	$1,844	$1,234
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on such position’s technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities.
Included in the balance of unrecognized tax benefits as of April 30, 2022 and 2021 were potential benefits of $1.8 million and $1.2 million, respectively, which if recognized, would affect the effective tax rate. Unrecognized tax benefits are not expected to significantly increase or decrease within the next 12 months.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended April 30, 2022, 2021 and 2020, the Company’s current tax provision was not impacted by interest and penalties.
The Company files U.S. state and foreign jurisdictions income tax returns with varying statutes of limitations. The Company does not have any tax years under income tax examination by taxing authorities. The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years ended April 30, 2018 through 2021 and by state authorities for the years ended April 30, 2017 through 2021. For the Company’s international subsidiaries, the tax years that remain open to examination vary based on the year that each entity began operating.
13. Net Income (Loss) Per Share
Net loss per share was determined as follows for the years presented (in thousands, except per share amounts):

	Year Ended April 30,
	2022	2021	2020
Numerator:
Net income (loss)	$(22,176)	$(27,511)	$1,329
Less: Undistributed earnings attributed to participating securities	$—	$—	$(1,329)
Net loss attributable to ordinary shareholders	$(22,176)	$(27,511)	$—

Denominators:
Weighted-average shares outstanding used in basic and diluted calculation	88,398	69,099	71,728

Net loss per share attributable to ordinary shareholders
Basic and diluted	$(0.25)	$(0.40)	$—
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding for the years ended April 30, 2022, 2021 and 2020 because such securities have an anti-dilutive impact due to losses reported:

	Year Ended April 30,
	2022	2021	2020
Options and RSAs	10,766	10,309	9,178
RSUs	870	—	—
Customer warrant	1,386	—	—
Convertible preferred shares	—	44,803	23,092
	13,022	55,112	32,270

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
14. Segment and Geographic Information
As discussed in Note 2 to the consolidated financial statements, the Company operates in one reportable segment.
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Year Ended April 30,
	2022	2021	2020
United States	$27,696	$35,655	$33,710
Mainland China	37,699	363	180
Mexico	10,140	8,118	2,149
Hong Kong	11,696	4,492	7,488
Rest of World	19,246	10,069	10,308
	$106,477	$58,697	$53,835
The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	April 30,
	2022	2021
Property and equipment, net:
United States	$4,266	$2,118
Taiwan	12,787	8,375
Mainland China	2,593	2,161
Hong Kong	2,238	1,577
	$21,844	$14,231

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules and regulations of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Credo have been detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of shareholders (our “2022 Proxy Statement”), which will be filed within 120 days after the end of the fiscal year to which the Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
The financial statements required by this item are listed under Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
2.    Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in our consolidated financial statements or the notes thereto.
3.    Exhibits:
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-41249	3.1	February 1, 2022
4.1	Fifth Amended and Restated Members Agreement, dated May 6, 2021	S-1	333-261982	4.1	January 3, 2022
4.2	Description of Share Capital					X
10.1†	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1	333-261982	10.1	January 3, 2022
10.2†	2021 Long-Term Incentive Plan	S-8	333-262358	99.1	January 27, 2022
10.3†	Form of Notice of Stock Option Award and Stock Option Agreement under the 2021 Long-Term Incentive Plan	S-1	333-261982	10.13	January 3, 2022
10.4†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Employees)	S-1	333-261982	10.14	January 3, 2022
10.5†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Directors)	S-1	333-261982	10.15	January 3, 2022
10.6	Employee Stock Purchase Plan	S-8	333-262358	99.2	January 27, 2022
10.7#	Warrant, dated December 28, 2021, issued to Amazon.com NV Investment Holdings LLC	S-1/A	333-261982	10.17	January 18, 2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
_______________
†    Indicates management contract or compensatory plan.
#    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: June 8, 2022	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: June 8, 2022	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Brennan and Daniel Fleming, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Brennan	President and Chief Executive Officer (principal executive officer)	June 8, 2022
William Brennan

/s/ Daniel Fleming	Chief Financial Officer (principal financial and accounting officer)	June 8, 2022
Daniel Fleming

/s/ Sylvia Acevedo	Director	June 8, 2022
Sylvia Acevedo

/s/ Chi Fung Cheng	Director	June 8, 2022
Chi Fung Cheng

/s/ Manpreet Khaira	Director	June 8, 2022
Manpreet Khaira

/s/ Yat Tung Lam	Director	June 8, 2022
Yat Tung Lam

/s/ Pantas Sutardja	Director	June 8, 2022
Pantas Sutardja

/s/ Lip-Bu Tan	Director	June 8, 2022
Lip-Bu Tan

/s/ David Zinsner	Director	June 8, 2022
David Zinsner