Form 10-Q
period 2022-07-30
Credo Technology Group Holding Ltd
filed 2022-09-01
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
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

The registrant had 145,682,010 ordinary shares outstanding as of August 25, 2022.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “might”, “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” of our Forms 10-K and 10-Q and other reports we file with the U.S. Securities and Exchange Commission (SEC), including in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
•risks related to the impact of the COVID-19 pandemic and armed conflict, war, terrorism and other geopolitical conflicts on our business, suppliers and customers;
•risks related to customer demand and product life cycles;
•risks related to the receipt, reduction or cancellation of, or changes in the forecasts or timing of, orders by customers;
•risks related to the gain or loss of one or more significant customers;
•risks related to changes in orders or purchasing patterns from one or more of our major customers;
•risks related to delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process;
•risks related to market acceptance of our products and our customers’ products;
•risks related to our ability to develop, introduce and market new products and technologies on a timely basis;
•risks related to the timing and extent of product development costs;
•risks related to new product announcements and introductions by us or our competitors;
•risks related to our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•risks related to seasonality and fluctuations in sales by product manufacturers that incorporate our technology into their products;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	July 30, 2022	April 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$243,783	$259,322
Accounts receivable	54,769	29,524
Inventories	37,031	27,337
Contract assets	6,027	10,071
Prepaid expenses and other current assets	4,383	5,923
Total current assets	345,993	332,177
Property and equipment, net	38,209	21,844
Right of use assets	16,226	16,954
Other non-current assets	5,222	4,714
Total assets	$405,650	$375,689
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$21,186	$8,487
Accrued compensation and benefits	2,928	4,713
Accrued expenses and other current liabilities	15,489	12,063
Deferred revenue	3,004	1,234
Total current liabilities	42,607	26,497
Non-current operating lease liabilities	14,290	14,809
Other non-current liabilities	6,848	220
Total liabilities	63,745	41,526
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 145,344 shares issued and outstanding at July 30, 2022; and 1,000,000 shares authorized; 144,755 shares issued and outstanding at April 30, 2022	7	7
Additional paid in capital	432,473	424,562
Accumulated other comprehensive income (loss)	(73)	23
Accumulated deficit	(90,502)	(90,429)
Total shareholders' equity	341,905	334,163
Total liabilities and shareholders' equity	$405,650	$375,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	July 30, 2022	July 31, 2021
Revenue:
Product sales	$35,263	$7,263
Product engineering services	824	1,319
IP license	10,380	1,030
IP license engineering services	—	1,112
Total revenue	46,467	10,724
Cost of revenue:
Cost of product sales revenue	17,525	4,357
Cost of product engineering services revenue	100	865
Cost of IP license revenue	1,179	—
Cost of IP license engineering services revenue	—	322
Total cost of revenue	18,804	5,544
Gross profit	27,663	5,180
Operating expenses:
Research and development	16,683	9,693
Selling, general and administrative	11,198	7,117
Total operating expenses	27,881	16,810
Operating loss	(218)	(11,630)
Other income (expense), net	(220)	(45)
Loss before income taxes	(438)	(11,675)
Provision (benefit) for income taxes	(365)	902
Net loss	$(73)	$(12,577)
Net loss per share:
Basic and diluted	$—	$(0.18)
Weighted-average shares:
Basic and diluted	145,077	68,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended
	July 30, 2022	July 31, 2021
Net loss	$(73)	$(12,577)
Other comprehensive loss:
Foreign currency translation loss	(96)	(5)
Total comprehensive loss	$(169)	$(12,582)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(unaudited, in thousands)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)
Issuance of Series D+ convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Ordinary shares issued under equity incentive plans	—	—	554	—	461	—	—	461
Share-based compensation	—	—	—	—	1,075	—	—	1,075
Total comprehensive loss	—	—	—	—	—	(5)	(12,577)	(12,582)
Balances at July 31, 2021	52,060	$205,210	68,836	$3	$14,128	$222	$(80,830)	$(66,477)

Balances at April 30, 2022	—	—	144,755	7	424,562	23	(90,429)	334,163
Ordinary shares issued under equity incentive plans	—	—	589	—	1,977	—	—	1,977
Share-based compensation	—	—	—	—	5,546	—	—	5,546
Warrant contra revenue	—	—	—	—	388	—	—	388
Total comprehensive loss	—	—	—	—	—	(96)	(73)	(169)
Balances at July 30, 2022	—	$—	145,344	$7	$432,473	$(73)	$(90,502)	$341,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net loss	$(73)	$(12,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636	867
Share-based compensation	5,546	1,075
Warrant contra revenue	388	—
Write-downs for excess and obsolete inventory	911	363
Changes in operating assets and liabilities:
Accounts receivable	(25,245)	8,247
Inventories	(10,605)	(6,607)
Contract assets	4,040	(803)
Prepaid and other current assets	1,540	(496)
Other non-current assets	(560)	(268)
Accounts payable	9,714	2,036
Accrued expenses, compensation and other liabilities	(1,281)	847
Deferred revenue	1,770	(1,633)
Net cash used in operating activities	(12,219)	(8,949)
Cash flows from investing activities:
Purchases of property and equipment	(5,258)	(1,339)
Net cash used in investing activities	(5,258)	(1,339)
Cash flows from financing activities:
Payments for IPO offering costs	—	(948)
Proceeds from employee share incentive plans	1,977	461
Proceeds from issuance of convertible preferred shares, net of issuance costs	—	7,245
Net cash provided by financing activities	1,977	6,758
Effect of exchange rate changes on cash	(39)	(6)
Net decrease in cash and cash equivalents	(15,539)	(3,536)
Cash and cash equivalents at beginning of the period	259,322	103,757
Cash and cash equivalents at end of the period	$243,783	$100,221
Supplemental cash flow information:
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$12,744	$82
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2022 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022. The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. Our fiscal year ending April 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on July 30, 2022, the second quarter ends on October 29, 2022 and the third quarter ends on January 28, 2023.
2. Significant Accounting Policies
The Company believes that other than the adoption of new accounting pronouncements and the accounting policies as described below, there have been no significant changes during the three months ended July 30, 2022 to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share-based awards and customer warrant, valuation of ordinary shares prior to the completion of initial public offering (“IPO”), the realization of tax assets and estimates of tax reserves, and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Accounting Pronouncement Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740 in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning May 1, 2022. The Company adopted this guidance on May 1, 2022 prospectively, and the impact on its consolidated financial statements was not material.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning April 30, 2023 and interim periods within its fiscal year beginning April 28, 2024. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
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
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	July 30, 2022	April 30, 2022
Customer A	*	14%
Customer B	21%	52%
Customer C	21%	*
Customer D	37%	*

	Three months ended
Revenue	July 30, 2022	July 31, 2021
Customer A	*	32%
Customer C	19%	*
Customer D	42%	*
Customer E	*	17%

* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three months ended
	July 30, 2022	July 31, 2021
Mainland China	$22,757	$81
United States	12,072	4,294
Hong Kong	4,765	1,322
Mexico	1,525	2,552
Taiwan	67	1,630
Rest of World	5,281	845
	$46,467	$10,724
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of July 30, 2022 and April 30, 2022.
During the three months ended July 30, 2022, the Company recognized $0.7 million of revenue that was included in the deferred revenue balance as of April 30, 2022. During the three months ended July 31, 2021, the Company recognized $2.0 million of revenue that was included in the deferred revenue balance as of April 30, 2021.
During three months ended July 30, 2022, the decrease in contract assets of $4.0 million and the increase in deferred revenue of $1.8 million was primarily due to IP licensing and engineering services arrangements where certain billing milestones had been reached.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $22.5 million and the satisfied but unrecognized performance obligations was approximately $20.2 million as of July 30, 2022, which the Company expects to recognize over the next two years. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of July 30, 2022, we had billed $22.2 million and recognized revenue amounting to $20.6 million upon delivery of certain milestones of the contract. We have applied constraints on certain remaining milestones due to significant uncertainty relating to the delivery of those milestones as of July 30, 2022 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Customer Warrant
On December 28, 2021, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the Warrant). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. No other tranches were vested as of July 30, 2022.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7.00
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the three months ended July 30, 2022, the Company recognized $0.4 million as contra revenue within the product sales revenue on the consolidated statements of operations.
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
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	July 30, 2022	April 30, 2022
Raw materials	$11,921	$11,610
Work in process	13,352	10,352
Finished goods	11,758	5,375
	$37,031	$27,337
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	July 30, 2022	April 30, 2022
Computer equipment and software	$13,725	$1,736
Laboratory equipment	9,977	9,521
Production equipment	16,644	15,502
Leasehold improvements	1,613	1,465
Others	537	524
Construction in progress	6,433	2,932
	48,929	31,680
Less: accumulated depreciation and amortization	(10,720)	(9,836)
	$38,209	$21,844

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Depreciation and amortization expense for the three months ended July 30, 2022 and July 31, 2021 was $1.6 million and $0.9 million, respectively. Computer equipment and software primarily includes electronic design automation software relating to the Company’s R&D design of future products and intellectual properties. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 30, 2022	April 30, 2022
Accrued expenses	$9,490	$8,372
Current payables relating to purchases of property and equipment	3,268	—
Current portion of operating lease liabilities	2,436	2,379
Income tax payable	295	1,312
	$15,489	$12,063
Other non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	July 30, 2022	April 30, 2022
Non-current payables relating to purchases of property and equipment	$6,490	$—
Deferred tax liabilities	358	220
	$6,848	$220
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders, but require payment of all expenses incurred through the date of cancellation. As of July 30, 2022, the total value of open purchase orders payable within the next one year, that were committed with the Company’s third party subcontractors was approximately $18.3 million.
Warranty Obligations
The Company’s products generally carry a standard one year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has made certain indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of July 30, 2022 and April 30, 2022.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of the unaudited condensed consolidated financial statements, the Company was not

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
subject to any litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

8. Convertible Preferred Shares
The Company had previously issued Series A convertible preferred shares, Series B convertible preferred shares, Series C convertible preferred shares, Series D convertible preferred shares and Series D+ convertible preferred shares (collectively, the “Preferred Shares”).
Immediately prior to the completion of the IPO during fiscal 2022, all of the then outstanding 52,059,826 shares of the Company’s convertible Preferred Shares were automatically converted into an aggregate 52,059,826 shares of ordinary share on a one-for-one basis, and such Preferred Shares were cancelled, retired and eliminated from the shares that the Company is authorized to issue and shall not be reissued by the Company.
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
The rights, privileges, and preferences of the Series A, Series B, Series C, Series D, and Series D+ convertible preferred shares were as follows:
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
Each share of Series A, B, C, D and D+ convertible preferred share automatically converted into the number of ordinary shares at the conversion rate at the time in effect upon the closing of a public offering of ordinary shares which results in at least $25.0 million of proceeds to the Company at a per share price not less than $9.99 or with the vote or written consent of the holders of a majority of the then outstanding preferred shares, voting as a separate class, to convert their preferred shares at the then effective Conversion Price.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
of preferred shares, the remaining assets of the Company were available for distribution on a pro rata basis to the holders of ordinary shares.
Voting Rights - The holders of the convertible preferred shares were entitled to the number of votes equal to the number of ordinary shares into which such convertible preferred shares could be converted on the record date.
9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and nine years. Operating leases are included in right of use assets, accrued expenses and other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	July 30, 2022	July 31, 2021
Operating lease expenses	$889	$679
Cash paid for amounts included in the measurement of operating lease liabilities	$766	$647
Right-of-use assets obtained in exchange for lease obligation	$—	$259
The aggregate future lease payments for operating leases as of July 30, 2022 are as follows (in thousands):

Fiscal Year	Operating leases
Remainder of 2023	$2,547
2024	3,144
2025	2,657
2026	2,245
2027	2,222
Thereafter	7,796
Total lease payments	20,611
Less: Interest	3,885
Present value of lease liabilities	$16,726
As of July 30, 2022, the weighted average remaining lease term for the Company's operating leases is 7.43 years and the weighted average discount rate used to determine the present value of the Company's operating leases is 6%.

10. Share Incentive Plan
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Awards” or “RSAs”). In addition, the Company allows early exercise for unvested ordinary share options granted under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of July 30, 2022, 248,478 shares from share option early exercises remained subject to the Company’s repurchase rights. As of April 30, 2022, 442,787 such ordinary shares, consisting of 16,667 shares from RSAs and 426,120 from share option early exercises, remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Restricted Stock Unit (“RSU”) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to RSU activity during the three months ended July 30, 2022 is as follows:

	RSUs Outstanding
	Number of shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 30, 2022	4,133,751	$10.26
Granted	300,000	$11.37
Vested	(6,313)	$10.00
Canceled/ forfeited	(218,750)	$10.56
Balances and expected to vest as of July 30, 2022	4,208,688	$10.32	1.43	$67,549
Share Option Awards
A summary of information related to share option activity during the three months ended July 30, 2022 is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2022	11,360,745	$1.94
Options exercised and vested	(411,687)	$1.57
Options canceled/ forfeited	(148,107)	$3.14
Balance and expected to vest as of July 30, 2022	10,800,951	$1.94	6.86	$152,427
Exercisable as of July 30, 2022	10,552,473	$1.94	6.86	$148,907
Employee Stock Purchase Plan (“ESPP”)
During the three months ended July 30, 2022, 154,053 shares were issued under the ESPP.
Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	July 30, 2022	July 31, 2021
Cost of revenue	$304	$87
Research and development	2,862	482
Selling, general and administrative	2,380	506
	$5,546	$1,075
11. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, and discrete items.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Provisions for income taxes for the three months ended July 30, 2022 and July 31, 2021 were as follows (in thousands except percentages):

	Three Months Ended July 30, 2022	Effective Tax Rate	Three Months Ended July 31, 2021	Effective Tax Rate
Provision (benefit) for income taxes	$(365)	138.96%	$902	(7.72)%
Our effective tax rate for the three months ended July 30, 2022 differs from the same period in the prior year primarily due to the decrease in the company loss before tax, a partial release of the US valuation allowance on research and development credits and a reduction in foreign withholding taxes.
During the three months ended July 30, 2022, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
12. Net Loss Per Share
The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period. Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended
	July 30, 2022	July 31, 2021
Numerator:
Net loss	$(73)	$(12,577)

Denominator:
Weighted-average shares outstanding used in basic and diluted calculation	145,077	68,409

Basic and diluted net loss per share	$—	$(0.18)
The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the three months ended July 30, 2022 and July 31, 2021 because such securities have an anti-dilutive impact due to losses reported:

	Three months ended
	July 30, 2022	July 31, 2021
Options and RSAs	10,552	9,150
RSUs	4,175	—
ESPP	25
Customer warrants	4,080	—
Convertible preferred shares	—	51,992
	18,833	61,142

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended April 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
Overview
Credo is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the emerging 100G, 200G, 400G and 800G port markets. Our products are based on our proprietary Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technology. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our IP solutions primarily are comprised of SerDes IP development and licensing.
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to disrupt competition in existing markets, lead the way into emerging markets, and innovate to create new market opportunities. While many others in the data infrastructure industry struggle to meet customers’ increasing performance and energy efficiency requirements, we continue to innovate to deliver groundbreaking solutions. A recent example is the announcement of our HiWire Switch cable and open-source implementation with Microsoft that helps realize Microsoft’s vision for a network-managed dual-Top-of-Rack (ToR) architecture, overcoming complex and slow legacy enterprise approaches, simplifying deployment, and improving connection reliability in the data center.
The multi-billion dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), high performance computing (HPC) and 5G infrastructure. The demands for increased bandwidth, improved power and cost efficiency, and heightened security have simultaneously and dramatically expanded as work, education, and entertainment have rapidly digitized across billions of end-point users.
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
•In 2018, we created AECs, a new category of data center system products, beginning with developing 400G DDC solutions up to seven meters in length.
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
During the three months ended July 30, 2022 and July 31, 2021, we generated $46.5 million and $10.7 million in total revenue, respectively. Product sales and product engineering services revenue comprised 78% and 80% of our total revenue in the three months ended July 30, 2022 and July 31, 2021, respectively, and IP license and IP license engineering services revenue represented 22% and 20% of our total revenue in the three months ended July 30, 2022 and July 31, 2021, respectively. During the three months ended July 30, 2022 and July 31, 2021, we generated $0.1 million and $12.6 million in net loss, respectively.
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
A summary of our revenue and associated gross margin by these revenue sources for the three months ended July 30, 2022 and July 31, 2021, respectively, is presented below (in thousands, except percentages):

	Three months ended
	July 30, 2022	July 31, 2021
Revenue:
Product sales	$35,263	$7,263
Product engineering services	824	1,319
Total product sales and product engineering services	36,087	8,582
IP license	10,380	1,030
IP license engineering services	—	1,112
Total IP license and IP license engineering services	10,380	2,142
Total revenue	$46,467	$10,724

Gross margin:
Product sales	50.3%	40.0%
Product engineering services	87.9%	34.4%
Total product sales and product engineering services	51.2%	39.2%
IP license	88.6%	100.0%
IP license engineering services	—%	71.0%
Total IP license and IP license engineering services	88.6%	85.0%
Total gross margin	59.5%	48.3%
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
COVID-19
We continue to monitor the impact of COVID-19 on our business. The extent and nature of the impact of the COVID-19 pandemic on our business and financial performance will be influenced by a variety of factors, including the duration and spread of the pandemic, as well as future spikes of COVID-19 infections or the emergence of additional COVID-19 variants that may result in additional preventative and mitigative measures. These factors may affect the timing and magnitude of demand from customers and the availability of portions of the supply chain, logistical services and component supply and may have a material net negative impact on our business and financial results. For additional information regarding the potential impact of the COVID-19 pandemic on our business, see “Risk Factors—Risks Related to Our Business—The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity and may adversely impact our operations and financial results.” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Results of Operations
Three Months Ended July 30, 2022 and July 31, 2021
The following table sets forth information derived from our unaudited consolidated statements of operations expressed as a percentage of total revenue:

	Three months ended
	July 30, 2022	July 31, 2021
Revenue:
Product sales	75.9%	67.7%
Product engineering services	1.8%	12.3%
IP license	22.3%	9.6%
IP license engineering services	—%	10.4%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	37.7%	40.6%
Cost of product engineering services revenue	0.3%	8.1%
Cost of IP license revenue	2.5%	—%
Cost of IP license engineering services revenue	—%	3.0%
Total cost of revenue	40.5%	51.7%
Gross margin	59.5%	48.3%
Operating expenses:
Research and development	35.9%	90.4%
Selling, General and Administrative	24.1%	66.4%
Total operating expenses	60.0%	156.8%
Operating loss	(0.5)%	(108.5)%
Other income (expense), net	(0.5)%	(0.4)%
Loss before income taxes	(1.0)%	(108.9)%
Provision (benefit) for income taxes	(0.8)%	8.4%
Net loss	(0.2)%	(117.3)%
Comparison of Three Months Ended July 30, 2022 and July 31, 2021
Revenue

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(in thousands, except percentages)
Product sales	$35,263	$7,263	385.5%
Product engineering services	824	1,319	(37.5)%
IP license	10,380	1,030	907.8%
IP license engineering services	—	1,112	(100.0)%
Total revenue	$46,467	$10,724	333.3%
Total revenue for the three months ended July 30, 2022 increased by $35.7 million primarily due to increases in product sales revenue of $28.0 million, and IP license revenue by $9.4 million.
The increase in product sales was primarily due to an increase in the unit shipments of AEC cables that were introduced in fiscal 2021. The increase in IP license revenue was driven by a high-dollar IP license delivered to a customer that resulted in revenue recognition of $9.0 million during the three months ended July 30, 2022.
Cost of Revenue

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(in thousands, except percentages)
Cost of product sales revenue	$17,525	$4,357	302.2%
Cost of product engineering services revenue	100	865	(88.4)%
Cost of IP license revenue	1,179	—	N/A
Cost of IP license engineering services revenue	—	322	(100.0)%
Total cost of revenue	$18,804	$5,544	239.2%
Cost of product sales revenue increased by $13.2 million in the three months ended July 30, 2022, compared to the same period in fiscal 2022, primarily due to increased product sales during the same period as discussed above. Cost of IP license revenue in the three months ended July 30, 2022 related to costs incurred for delivery of a milestone during the quarter on an IP licensing and development contract entered into with a customer in September 2021 (refer to note 4 of our unaudited condensed consolidated financial statements for details).
Gross Profit and Gross Margin

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(in thousands, except percentages)
Gross profit	$27,663	$5,180	434.0%
Gross margin	59.5%	48.3%
Gross margin increased by 11 percentage points in the three months ended July 30, 2022, compared to the same period in fiscal 2022, primarily driven by the improvements in our operating leverage as our product sales business has gained scale compared to the same period in fiscal 2022. In addition, during the three months ended July 30, 2022, we recognized approximately $9.4 million in additional IP license revenue, which carried a gross margin of more than 90 percent.
Research and Development

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(in thousands, except percentages)
Research and development	$16,683	$9,693	72.1%
% of total revenue	35.9%	90.4%
Research and development expense for the three months ended July 30, 2022 increased by $7.0 million compared to the same period in fiscal 2022. The increase was due primarily to a $3.1 million increase in personnel costs as a result of new hires for product development, a $2.4 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $0.6 million increase in IT and facilities costs, and a $0.6 million decrease in allocation of R&D expense to costs of engineering services due to less engineering hours incurred that was associated to non-recurring engineering service revenue arrangements.
Selling, General and Administrative

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(in thousands, except percentages)
Selling, General and Administrative	$11,198	$7,117	57.3%
% of total revenue	24.1%	66.4%
Selling, general and administrative expense for the three months ended July 30, 2022 increased by $4.1 million compared to the same period in fiscal 2022. The increase was due primarily to a $0.9 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $0.5 million increase in professional services spending, a $0.6 million increase in director and officer insurance cost as a result of being a public company, and a $1.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Provision (benefit) for Income Taxes

	Three Months Ended
	July 30, 2022	July 31, 2021	% Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(365)	$902	(140.5)%
% of total revenue	(0.8)%	8.4%
Provision for income taxes for the three months ended July 30, 2022 decreased by $1.3 million compared to the same period in fiscal 2022, resulting in a benefit for income taxes for the three months ended July 30, 2022. The fluctuation was primarily due to an decrease in the company loss before tax, a partial release of the US valuation allowance on research and development credits and a reduction in foreign withholding taxes.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through July 30, 2022, our operations have been financed primarily by net proceeds from our initial public offering, the sale of convertible preferred shares and ordinary shares prior to our initial public offering, and cash generated from our customers. As of July 30, 2022 and April 30, 2022, we had $243.8 million and $259.3 million in cash and cash equivalents, respectively, and working capital of $303.4 million and $305.7 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth.
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
The following table summarizes our cash flows for the periods indicated.

	Three months ended
	July 30, 2022	July 31, 2021
	(in thousands)
Net cash used in operating activities	$(12,219)	$(8,949)
Net cash used in investing activities	$(5,258)	$(1,339)
Net cash provided by financing activities	$1,977	$6,758
Cash Flows Used in Operating Activities
Net cash used in operating activities was $12.2 million for the three months ended July 30, 2022. The cash outflows from operating activities for the three months ended July 30, 2022 were primarily due to $0.1 million of net loss and $20.6 million of cash outflows for working capital purposes, partially offset by $8.5 million of non-cash items. The cash outflows from working capital for the three months ended July 30, 2022 were primarily driven by an increase in accounts receivable and inventories, partially offset by an increase in accounts payable and deferred revenue, and a decrease in contract assets.
Net cash used in operating activities was $8.9 million for the three months ended July 31, 2021. The cash outflows from operating activities for the three months ended July 31, 2021 were primarily due to $12.6 million of net loss, partially offset by $1.3 million of cash inflows from working capital and $2.3 million of non-cash items. The cash inflows from working capital for the three months ended July 31, 2021 were primarily driven by a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories and a decrease in deferred revenue.

Cash Flows Used in Investing Activities
Net cash used in investing activities of $5.3 million in the three months ended July 30, 2022 was attributable to purchases of property and equipment. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced and laboratory equipment used for research and development purposes.
Net cash used in investing activities of $1.3 million in the three months ended July 31, 2021 was attributable to purchases of property and equipment. Purchases of property and equipment primarily related to laboratory equipment used for research and development purposes.
Cash Flows from Financing Activities
Net cash provided by financing activities of $2.0 million for the three months ended July 30, 2022 was solely attributable to $2.0 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP.
Net cash provided by financing activities of $6.8 million for the three months ended July 31, 2021 was primarily attributable to $0.5 million in proceeds from exercises of employee share options and $7.2 million in proceeds from the issuance of convertible preferred shares, net of issuance costs. This cash inflow was partially offset by $0.9 million in payments for IPO offering cost.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended July 30, 2022, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended April 30, 2022. During the three months ended July 30, 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2022.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. As of the date of this Quarterly Report on Form 10-Q, other than as described below, there have been no material changes from the risk factors previously disclosed in our in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Our share price has been and may continue to be volatile and may decline, resulting in a loss of some or all of your investment.
The public offering price for our ordinary shares will be determined by negotiations among us, the underwriters and the selling shareholders and may vary from the market price of our ordinary shares following this offering. If you purchase our ordinary shares in this offering, you may not be able to resell those shares at or above the public offering price, or at all. The trading price and volume of our ordinary shares has been and is likely to continue to be volatile. From January 27, 2022 (the first day of trading of our ordinary shares on Nasdaq) through the date of this prospectus, the trading price of our ordinary shares on Nasdaq has ranged from a high of $[18.00] to a low of $[8.61] per share, and in the future could fluctuate significantly in response to numerous factors, some of which are beyond our control, including but not limited to:
•actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections, including due to the foregoing business considerations;
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
•changes in general global economic conditions, including as a result of the reduced growth in the U.S. economy during the first two quarters of 2022, combined with the expected decline in the rate of economic growth in Europe, China, and globally in 2022 and into 2023, which can have a negative effect on demand for our products;
•the impacts of rising inflation, which can have an impact on the cost of our components and/or decrease demand for our products, and changes in prevailing interest rates;
•the impacts of the COVID-19 pandemic on our operations, including the impacts of our substantial presence in, and reliance upon suppliers based in, China, which has implemented more extreme control measures in response to the pandemic, including a “Zero-COVID” policy that continues to implement lockdowns in response to outbreaks, such as the recent lockdown in Kunshan, China in spring 2022, which impacted certain of our key suppliers on which we depend for our AECs;
•our ability to successfully implement our plans to mitigate the impact of potential future supply chain issues by adding geographic diversity to our supply chain and holding increased levels of AEC inventory, which could be ineffective or insufficient or result in inventory write-downs;
•geopolitical issues, including developments in the People’s Republic of China, Taiwan or Hong Kong, including the escalation of tensions between the People’s Republic of China and Taiwan, such as recent step up of military exercises around Taiwan by the PRC, all of which could interrupt our supply chain, our operations or our ability to conduct our business;
•changes in our management;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
We will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. We may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: September 1, 2022	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: September 1, 2022	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer