Form 10-Q
period 2022-10-29
Credo Technology Group Holding Ltd
filed 2022-12-01
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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

The registrant had 146,761,687 ordinary shares outstanding as of November 22, 2022.

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
•risks related to our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner; and
•risks related to seasonality and fluctuations in sales by product manufacturers that incorporate our technology into their products.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	October 29, 2022	April 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$190,542	$259,322
Short-term investments	50,000	—
Accounts receivable	51,768	29,524
Inventories	47,829	27,337
Contract assets	6,434	10,071
Prepaid expenses and other current assets	3,234	5,923
Total current assets	349,807	332,177
Property and equipment, net	40,664	21,844
Right of use assets	16,132	16,954
Other non-current assets	7,429	4,714
Total assets	$414,032	$375,689
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$23,273	$8,487
Accrued compensation and benefits	5,373	4,713
Accrued expenses and other current liabilities	19,447	12,063
Deferred revenue	1,389	1,234
Total current liabilities	49,482	26,497
Non-current operating lease liabilities	14,081	14,809
Other non-current liabilities	6,365	220
Total liabilities	69,928	41,526
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 146,486 shares issued and outstanding at October 29, 2022; and 1,000,000 shares authorized; 144,755 shares issued and outstanding at April 30, 2022	7	7
Additional paid in capital	438,352	424,562
Accumulated other comprehensive income (loss)	(393)	23
Accumulated deficit	(93,862)	(90,429)
Total shareholders' equity	344,104	334,163
Total liabilities and shareholders' equity	$414,032	$375,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Revenue:
Product sales	$44,349	$18,454	$79,612	$25,717
Product engineering services	3,750	1,355	4,574	2,674
IP license	2,084	6,142	12,464	7,172
IP license engineering services	1,186	476	1,186	1,588
Total revenue	51,369	26,427	97,836	37,151
Cost of revenue:
Cost of product sales revenue	22,658	9,849	40,183	14,206
Cost of product engineering services revenue	418	532	518	1,397
Cost of IP license revenue	—	—	1,179	—
Cost of IP license engineering services revenue	334	92	334	414
Total cost of revenue	23,410	10,473	42,214	16,017
Gross profit	27,959	15,954	55,622	21,134
Operating expenses:
Research and development	18,158	11,800	34,841	21,493
Selling, general and administrative	11,540	7,708	22,738	14,825
Total operating expenses	29,698	19,508	57,579	36,318
Operating loss	(1,739)	(3,554)	(1,957)	(15,184)
Other income (expense), net	(692)	55	(912)	10
Loss before income taxes	(2,431)	(3,499)	(2,869)	(15,174)
Provision for income taxes	929	601	564	1,503
Net loss	$(3,360)	$(4,100)	$(3,433)	$(16,677)
Net loss per share:
Basic and diluted	$(0.02)	$(0.06)	$(0.02)	$(0.24)
Weighted-average shares:
Basic and diluted	146,012	69,094	145,545	68,751
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Net loss	$(3,360)	$(4,100)	$(3,433)	$(16,677)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(320)	32	(416)	27
Total comprehensive loss	$(3,680)	$(4,068)	$(3,849)	$(16,650)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(unaudited, in thousands)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2022	—	—	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under equity incentive plans	—	—	589	—	1,977	—	—	1,977
Share-based compensation	—	—	—	—	5,546	—	—	5,546
Warrant contra revenue	—	—	—	—	388	—	—	388
Total comprehensive loss	—	—	—	—	—	(96)	(73)	(169)
Balances at July 30, 2022	—	$—	145,344	$7	$432,473	$(73)	$(90,502)	$341,905
Ordinary shares issued under equity incentive plans	—	—	1,142	—	741	—	—	741
Share-based compensation	—	—	—	—	4,891	—	—	4,891
Warrant contra revenue	—	—	—	—	247	—	—	247
Total comprehensive loss	—	—	—	—	—	(320)	(3,360)	(3,680)
Balances at October 29, 2022	—	$—	146,486	$7	$438,352	$(393)	$(93,862)	$344,104

Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)
Issuance of Series D+ convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Ordinary shares issued under equity incentive plans	—	—	554	—	461	—	—	461
Share-based compensation	—	—	—	—	1,075	—	—	1,075
Total comprehensive loss	—	—	—	—	—	(5)	(12,577)	(12,582)
Balances at July 31, 2021	52,060	$205,210	68,836	$3	$14,128	$222	$(80,830)	$(66,477)
Ordinary shares issued under equity incentive plans	—	—	667	—	587	—	—	587
Share-based compensation	—	—	—	—	1,307	—	—	1,307
Total comprehensive loss	—	—	—	—	—	32	(4,100)	(4,068)
Balances at October 31, 2021	52,060	205,210	69,503	$3	$16,022	$254	$(84,930)	$(68,651)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	October 29, 2022	October 31, 2021
Cash flows from operating activities:
Net loss	$(3,433)	$(16,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,260	2,000
Share-based compensation	10,437	2,382
Warrant contra revenue	635	—
Write-downs for excess and obsolete inventory	1,102	696
Changes in operating assets and liabilities:
Accounts receivable	(22,244)	(15,335)
Inventories	(21,594)	(14,879)
Contract assets	3,629	(900)
Prepaid and other current assets	2,689	(124)
Other non-current assets	(998)	(1,691)
Accounts payable	10,073	3,135
Accrued expenses, compensation and other liabilities	4,827	5,015
Deferred revenue	155	1,459
Net cash used in operating activities	(10,462)	(34,919)
Cash flows from investing activities:
Purchases of property and equipment	(10,925)	(4,985)
Purchases of short-term investments	(50,000)	—
Net cash used in investing activities	(60,925)	(4,985)
Cash flows from financing activities:
Payments for IPO offering costs	—	(948)
Proceeds from employee share incentive plans	2,723	869
Proceeds from issuance of convertible preferred shares, net of issuance costs	—	7,245
Net cash provided by financing activities	2,723	7,166
Effect of exchange rate changes on cash	(116)	28
Net decrease in cash and cash equivalents	(68,780)	(32,710)
Cash and cash equivalents at beginning of the period	259,322	103,757
Cash and cash equivalents at end of the period	$190,542	$71,047
Supplemental cash flow information:
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$14,513	$183
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
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. Our fiscal year ending April 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on July 30, 2022, the second quarter ended on October 29, 2022 and the third quarter ends on January 28, 2023.
2. Significant Accounting Policies
The Company believes that other than the adoption of new accounting pronouncements and the accounting policies as described below, there have been no significant changes during the three and six months ended October 29, 2022 to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share-based awards, ordinary shares and a customer warrant, realization of tax assets and estimates of tax reserves, and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. Cash and cash equivalents consist primarily of cash balances in the Company’s bank checking and savings accounts, and government and institutional money market funds.
Investments not considered cash equivalents, and with maturities of one year or less from the consolidated balance sheet date, are classified as short-term investments. Short-term investments consist of a certificate of deposit with original maturity date between three and twelve months.
The classification of our investments in marketable debt securities is determined at the time of purchase, and such determination is reevaluated at each balance sheet date. Marketable debt securities are classified as available-for-sale. These investments are considered impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
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
3. Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and accounts receivable. Cash is placed in major financial institutions around the world. The Company’s cash deposits exceed insured limits. Short-term investments are subject to counterparty risk up to the amount presented on the balance sheet.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	October 29, 2022	April 30, 2022
Customer A	44%	*
Customer B	21%	*
Customer C	14%	52%
Customer D	11%	14%

	Three months ended		Six months ended
Revenue	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Customer A	44%	*	43%	*
Customer B	*	22%	*	15%
Customer C	16%	33%	11%	24%
Customer D	19%	*	13%	15%
Customer E	*	19%	*	19%
* Less than 10% of total accounts receivable or total revenue.
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Mainland China	$31,423	$9,255	$54,179	$9,336
United States	6,422	8,782	18,488	13,075
Hong Kong	2,281	1,658	7,053	2,980
Mexico	2,611	1,329	4,135	3,881
Taiwan	2,934	94	3,001	1,725
Singapore	1,079	4,941	4,150	4,962
Rest of World	4,619	368	6,830	1,192
	$51,369	$26,427	$97,836	$37,151
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of October 29, 2022 and April 30, 2022.
During the three months ended October 29, 2022, the Company recognized $1.8 million of revenue that was included in the deferred revenue balance as of July 30, 2022. During the three months ended October 31, 2021, the Company recognized $2.1 million of revenue that was included in the deferred revenue balance as of July 31, 2021.
During the six months ended October 29, 2022, the Company recognized $1.0 million of revenue that was included in the deferred revenue balance as of April 30, 2022. During the six months ended October 31, 2021, the Company recognized $3.9 million of revenue that was included in the deferred revenue balance as of April 30, 2021.
During six months ended October 29, 2022, the decrease in contract assets of $3.6 million was primarily due to IP licensing and engineering services arrangements where certain billing milestones had been reached. During six months ended October 29, 2022, the change to deferred revenue balance was not material.
Remaining Performance Obligations

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $11.4 million and the satisfied but unrecognized performance obligations was approximately $20.2 million as of October 29, 2022, which the Company expects to recognize over the next year. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of October 29, 2022, we had billed $22.2 million and recognized revenue amounting to $21.8 million upon delivery of certain milestones of the contract. We have applied constraints on certain remaining milestones due to significant uncertainty relating to the delivery of those milestones as of October 29, 2022 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Customer Warrant
On December 28, 2021, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the Warrant). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. No other tranches were vested as of October 29, 2022.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7.00
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the three and six months ended October 29, 2022, the Company recognized $0.2 million and $0.6 million, respectively, as contra revenue within the product sales revenue on the condensed consolidated statements of operations.
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
The Company measures the fair value of money market funds using Level 1 inputs. The Company’s certificates of deposit are classified as a held-to-maturity security as the Company intends to hold until their maturity dates. The certificates of deposit are valued using Level 2 inputs. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The following table present the fair value of the financial instruments measured on a recurring basis as of October 29, 2022 (in thousands).

	October 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$9,226	$—	$9,226
Money market funds	150,000	—	—	150,000
Short-term investments:
Certificate of deposit	—	50,000	—	50,000
Total cash equivalents and short-term investments	$150,000	$59,226	$—	$209,226
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable, approximate their respective fair values because of their short maturities. As of October 29, 2022, there were no unrealized loss or gains associated with the Company’s financial instruments.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	October 29, 2022	April 30, 2022
Raw materials	$20,739	$11,610
Work in process	11,913	10,352
Finished goods	15,177	5,375
	$47,829	$27,337
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	October 29, 2022	April 30, 2022
Computer equipment and software	$13,832	$1,736
Laboratory equipment	11,123	9,521
Production equipment	17,314	15,502
Leasehold improvements	1,559	1,465
Others	512	524
Construction in progress	9,313	2,932
	53,653	31,680
Less: accumulated depreciation and amortization	(12,989)	(9,836)
	$40,664	$21,844
Depreciation and amortization expense for the three months ended October 29, 2022 and October 31, 2021 was $2.6 million and $1.1 million, respectively. Depreciation and amortization expense for the six months ended October 29, 2022 and October 31, 2021 was $4.3 million and $2.0 million, respectively. Computer equipment and software primarily includes electronic design automation software relating to the Company’s R&D design of future products and intellectual properties. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 29, 2022	April 30, 2022
Accrued expenses	$12,098	$8,372
Current payables relating to purchases of property and equipment	3,615	—
Current portion of operating lease liabilities	2,542	2,379
Income tax payable	1,192	1,312
	$19,447	$12,063
Other non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	October 29, 2022	April 30, 2022
Non-current payables relating to purchases of property and equipment	$6,017	$—
Deferred tax liabilities	348	220
	$6,365	$220
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of October 29, 2022 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees
Remainder of 2023	$6,200	$2,202
2024	4,039	5,177
2025	6,763	5,432
2026	8,131	350
2027	9,282	350
Thereafter	7,319	700
Total unconditional purchase commitments	$41,734	$14,211
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of October 29, 2022, the total value of non-cancelable purchase orders payable within the next one year, that were committed with the Company’s third party subcontractors was approximately $6.2 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor during the current fiscal year due to the current global supply shortage environment. Under this arrangement, the Company agreed to pay refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $35.5 million for the remainder of fiscal 2023 through fiscal 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, refundable deposits payable under this arrangement are $5.4 million during the remainder of fiscal 2023 and $3.4 million in fiscal 2024.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Warranty Obligations
The Company’s products generally carry a standard one year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has made certain indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of October 29, 2022 and April 30, 2022.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of the unaudited condensed consolidated financial statements, the Company was not subject to any litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Operating lease expenses	$891	$676	$1,780	$1,355
Cash paid for amounts included in the measurement of operating lease liabilities	$779	$724	$1,545	$1,371
Right-of-use assets obtained in exchange for lease obligation	$649	$—	$649	$259

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The aggregate future lease payments for operating leases as of October 29, 2022 are as follows (in thousands):

Fiscal Year	Operating leases
Remainder of 2023	$1,606
2024	3,298
2025	2,862
2026	2,344
2027	2,216
Thereafter	7,796
Total lease payments	20,122
Less: Interest	3,499
Present value of lease liabilities	$16,623
As of October 29, 2022, the weighted average remaining lease term for the Company's operating leases is 7.15 years and the weighted average discount rate used to determine the present value of the Company's operating leases is 5.81%.

10. Share Incentive Plan
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Awards” or “RSAs”). In addition, the Company allows early exercise for unvested ordinary share options granted under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of October 29, 2022, 168,390 shares from share option early exercises remained subject to the Company’s repurchase rights. As of April 30, 2022, 442,787 such ordinary shares, consisting of 16,667 shares from RSAs and 426,120 from share option early exercises, remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Restricted Stock Unit (“RSU”) Awards
A summary of information related to RSU activity during the six months ended October 29, 2022 is as follows:

	RSUs Outstanding
	Number of shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 30, 2022	4,133,751	$10.26
Granted	716,600	$13.69
Vested	(716,375)	$10.01
Canceled/ forfeited	(260,938)	$10.47
Balances and expected to vest as of October 29, 2022	3,873,038	$10.92	1.53	$53,138
Share Option Awards
A summary of information related to share option activity during the six months ended October 29, 2022 is as follows:

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2022	11,360,745	$1.94
Options exercised and vested	(843,921)	$1.68
Options canceled/ forfeited	(168,586)	$3.03
Balance and expected to vest as of October 29, 2022	10,348,238	$1.95	6.66	$121,814
Exercisable as of October 29, 2022	10,179,848	$1.95	6.66	$119,833
Employee Stock Purchase Plan (“ESPP”)
During the six months ended October 29, 2022, 154,053 shares were issued under the ESPP. No shares were issued during the three months ended October 29, 2022 under the ESPP.
Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Cost of revenue	$149	$47	$452	$134
Research and development	2,756	678	5,619	1,160
Selling, general and administrative	1,986	582	4,366	1,088
	$4,891	$1,307	$10,437	$2,382
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
Provisions for income taxes for the three and six months ended October 29, 2022 and October 31, 2021 were as follows (in thousands except percentages):

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
Provision for income taxes	$929	$601	54.6%	$564	$1,503	(62.5)%
Effective tax rate	(38)%	(17)%		(20)%	(10)%
Our effective tax rate for the three months ended October 29, 2022 differs from the same period in the prior year primarily due to an increase in estimated annual tax provision based on the estimated annual effective tax rate, offset by an increase in stock based compensation deductions.
Our effective tax rate for the six months ended October 29, 2022 differs from the same period in the prior year primarily due to an increase in stock based compensation deductions.
During the three and six months ended October 29, 2022, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
12. Net Loss Per Share
The Company reports both basic net loss per share, which is based on the weighted-average number of common stock outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common stock outstanding and potentially dilutive shares outstanding during the period. Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Numerator:
Net loss	$(3,360)	$(4,100)	$(3,433)	$(16,677)

Denominator:
Weighted-average shares outstanding used in basic and diluted calculation	146,012	69,094	145,545	68,751

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.02)	$(0.24)
The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the three and six months ended October 29, 2022 and October 31, 2021 because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Options and RSAs	10,492	9,828	10,675	8,696
RSUs	3,753	—	3,981	—
ESPP	76	—	76	—
Customer warrants	4,080	—	4,080	—
Convertible preferred shares	—	52,026	—	52,026
	18,401	61,854	18,812	60,722

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
During the three months ended October 29, 2022 and October 31, 2021, we generated $51.4 million and $26.4 million in total revenue, respectively. Product sales and product engineering services revenue comprised 94% and 75% of our total revenue in the three months ended October 29, 2022 and October 31, 2021, respectively, and IP license and IP license engineering services revenue represented 6% and 25% of our total revenue in the three months ended October 29, 2022 and October 31, 2021, respectively. During the three months ended October 29, 2022 and October 31, 2021, we generated $3.4 million and $4.1 million in net loss, respectively.
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
A summary of our revenue and associated gross margin by these revenue sources for the three and six months ended October 29, 2022 and October 31, 2021, respectively, is presented below (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Revenue:
Product sales	$44,349	$18,454	$79,612	$25,717
Product engineering services	3,750	1,355	4,574	2,674
Total product sales and product engineering services	48,099	19,809	84,186	28,391
IP license	2,084	6,142	12,464	7,172
IP license engineering services	1,186	476	1,186	1,588
Total IP license and IP license engineering services	3,270	6,618	13,650	8,760
Total revenue	$51,369	$26,427	$97,836	$37,151

Gross margin:
Product sales	48.9%	46.6%	49.5%	44.8%
Product engineering services	88.9%	60.7%	88.7%	47.8%
Total product sales and product engineering services	52.0%	47.6%	51.7%	45.0%
IP license	100.0%	100.0%	90.5%	100.0%
IP license engineering services	71.8%	80.7%	71.8%	73.9%
Total IP license and IP license engineering services	89.8%	98.6%	88.9%	95.3%
Total gross margin	54.4%	60.4%	56.9%	56.9%
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

Results of Operations
Three and Six Months Ended October 29, 2022 and October 31, 2021
The following table sets forth information derived from our unaudited consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 29, 2022	October 31, 2021	October 29, 2022	October 31, 2021
Revenue:
Product sales	86.3%	69.8%	81.4%	69.2%
Product engineering services	7.3%	5.1%	4.7%	7.2%
IP license	4.1%	23.2%	12.7%	19.3%
IP license engineering services	2.3%	1.8%	1.2%	4.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	44.1%	37.3%	41.1%	38.2%
Cost of product engineering services revenue	0.8%	2.0%	0.5%	3.8%
Cost of IP license revenue	—%	—%	1.2%	—%
Cost of IP license engineering services revenue	0.7%	0.3%	0.3%	1.1%
Total cost of revenue	45.6%	39.6%	43.1%	43.1%
Gross margin	54.4%	60.4%	56.9%	56.9%
Operating expenses:
Research and development	35.3%	44.6%	35.6%	57.9%
Selling, General and Administrative	22.5%	29.2%	23.2%	39.9%
Total operating expenses	57.8%	73.8%	58.8%	97.8%
Operating loss	(3.4)%	(13.4)%	(2.0)%	(40.9)%
Other income (expense), net	(1.3)%	0.2%	(0.9)%	—%
Loss before income taxes	(4.7)%	(13.2)%	(2.9)%	(40.8)%
Provision for income taxes	1.8%	2.3%	0.6%	4.0%
Net loss	(6.5)%	(15.5)%	(3.5)%	(44.9)%
Comparison of Three and Six Months Ended October 29, 2022 and October 31, 2021
Revenue

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
	(in thousands, except percentages)
Product sales	$44,349	$18,454	140.3%	$79,612	$25,717	209.6%
Product engineering services	3,750	1,355	176.8%	4,574	2,674	71.1%
IP license	2,084	6,142	(66.1)%	12,464	7,172	73.8%
IP license engineering services	1,186	476	149.2%	1,186	1,588	(25.3)%
Total revenue	$51,369	$26,427	94.4%	$97,836	$37,151	163.3%
Total revenue for the three months ended October 29, 2022 increased by $24.9 million, compared to the same period in fiscal 2022, primarily due to an increase in product sales revenue of $25.9 million. Total revenue for the six months ended October 29, 2022 increased by $60.7 million, compared to the same period in fiscal 2022, primarily due to increases in product sales revenue of $53.9 million and IP license revenue of $5.3 million.
The increase in product sales was primarily due to an increase in the unit shipments of AEC cables that were introduced in fiscal 2021. The increase in six months ended October 29, 2022 IP license revenue was driven by a high-

dollar IP license delivered to a customer that resulted in revenue recognition of $9.0 million during the six months ended October 29, 2022.
Cost of Revenue

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
	(in thousands, except percentages)
Cost of product sales revenue	$22,658	$9,849	130.1%	$40,183	$14,206	182.9%
Cost of product engineering services revenue	418	532	(21.4)%	518	1,397	(62.9)%
Cost of IP license revenue	—	—	N/A	1,179	—	N/A
Cost of IP license engineering services revenue	334	92	263.0%	334	414	(19.3)%
Total cost of revenue	$23,410	$10,473	123.5%	$42,214	$16,017	163.6%
Cost of product sales revenue increased by $12.8 million in the three months ended October 29, 2022 and $26.0 million in the six months ended October 29, 2022, compared to the same periods in fiscal 2022, primarily due to increased product sales during the same period as discussed above.
Cost of IP license revenue in the six months ended October 29, 2022 related to costs incurred for delivery of a milestone during the quarter on an IP licensing and development contract entered into with a customer in September 2021 (refer to note 4 of our unaudited condensed consolidated financial statements for details).
Gross Profit and Gross Margin

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
	(in thousands, except percentages)
Gross profit	$27,959	$15,954	75.2%	$55,622	$21,134	163.2%
Gross margin	54.4%	60.4%		56.9%	56.9%
Gross margin decreased by 6 percentage points in the three months ended October 29, 2022, compared to the same period in fiscal 2022, primarily driven by the increase of our product sales revenue in the product mix as our product sales business has lower gross margin compared to our IP business.
Gross margin for the six months ended October 29, 2022 was consistent with the same period in fiscal 2022.
Research and Development

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
	(in thousands, except percentages)
Research and development	$18,158	$11,800	53.9%	$34,841	$21,493	62.1%
% of total revenue	35.3%	44.6%		35.6%	57.9%
Research and development expense for the three months ended October 29, 2022 increased by $6.4 million compared to the same period in fiscal 2022. The increase was due primarily to a $2.8 million increase in personnel costs as a result of new hires for product development, a $2.1 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, and a $1.1 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in R&D activities.
Research and development expense for the six months ended October 29, 2022 increased by $13.3 million compared to the same period in fiscal 2022. The increase was due primarily to a $5.9 million increase in personnel costs as a result of new hires for product development, a $4.5 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $1.3 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in R&D activities, a $0.9 million increase in IT and facilities costs, and a $0.7 million decrease in allocation of R&D expense to costs of engineering services due to less engineering hours incurred that was associated to non-recurring engineering service revenue arrangements.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
	(in thousands, except percentages)
Selling, General and Administrative	$11,540	$7,708	49.7%	$22,738	$14,825	53.4%
% of total revenue	22.5%	29.2%		23.2%	39.9%
Selling, general and administrative expense for the three months ended October 29, 2022 increased by $3.8 million compared to the same period in fiscal 2022. The increase was due primarily to a $0.9 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $0.5 million increase in professional services spending, a $0.7 million increase in director and officer insurance cost as a result of being a public company, and a $1.4 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Selling, general and administrative expense for the six months ended October 29, 2022 increased by $7.9 million compared to the same period in fiscal 2022. The increase was due primarily to a $1.8 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $1.2 million increase in professional services spending, a $1.3 million increase in director and officer insurance cost as a result of being a public company, and a $3.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	October 29, 2022	October 31, 2021	% Change	October 29, 2022	October 31, 2021	% Change
	(in thousands, except percentages)
Provision for income taxes	$929	$601	54.6%	$564	$1,503	(62.5)%
% of total revenue	1.8%	2.3%		0.6%	4.0%
Provision for income taxes for the three months ended October 29, 2022 increased by $0.3 million compared to the same period in fiscal 2022. The fluctuation was primarily due to an increase in the estimated annual tax expense based on the estimated annual effective tax rate, offset by an increase in stock based compensation deductions.
Provision for income taxes for the six months ended October 29, 2022 decreased by $0.9 million compared to the same period in fiscal 2022. The fluctuation was primarily due to an increase in stock based compensation deductions.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through October 29, 2022, our operations have been financed primarily by net proceeds from our initial public offering, the sale of convertible preferred shares and ordinary shares prior to our initial public offering, and cash generated from our customers. As of October 29, 2022 and April 30, 2022, we had $190.5 million and $259.3 million in cash and cash equivalents, respectively, and working capital of $300.3 million and $305.7 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth.
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
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
	October 29, 2022	October 31, 2021
	(in thousands)
Net cash used in operating activities	$(10,462)	$(34,919)
Net cash used in investing activities	$(60,925)	$(4,985)
Net cash provided by financing activities	$2,723	$7,166
Cash Flows Used in Operating Activities
Net cash used in operating activities was $10.5 million for the six months ended October 29, 2022. The cash outflows from operating activities for the six months ended October 29, 2022 were primarily due to $3.4 million of net loss and $23.5 million of cash outflows for working capital purposes, partially offset by $16.4 million of non-cash items. The cash outflows from working capital for the six months ended October 29, 2022 were primarily driven by an increase in accounts receivable and inventories, partially offset by an increase in accounts payable, and accrued expenses and other liabilities.
Net cash used in operating activities was $34.9 million for the six months ended October 31, 2021. The cash outflows from operating activities for the six months ended October 31, 2021 were primarily due to $16.7 million of net loss and $23.3 million of cash outflows for working capital purposes, partially offset by $5.1 million of non-cash items. The cash outflows from working capital for the six months ended October 31, 2021 were primarily driven by an increase in accounts receivable and inventories, partially offset by an increase in accounts payable, and accrued expenses and other liabilities.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $60.9 million in the six months ended October 29, 2022 was attributable to purchases of property and equipment of $10.9 million and investment in a certificate of deposit of $50.0 million. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $5.0 million in the six months ended October 31, 2021 was attributable to purchases of property and equipment, including third-party licenses.
Cash Flows from Financing Activities
Net cash provided by financing activities of $2.7 million for the six months ended October 29, 2022 was solely attributable to $2.7 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP.
Net cash provided by financing activities of $7.2 million for the six months ended October 31, 2021 was primarily attributable to $0.9 million in proceeds from exercises of employee share options and $7.2 million in proceeds from the issuance of convertible preferred shares, net of issuance costs. This cash inflow was partially offset by $0.9 million in payments for IPO offering cost.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and six months ended October 29, 2022, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended April 30, 2022. During the three and six months ended October 29, 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2022, other than the updated disclosure regarding interest rate risk below.
Interest Rate Risk
We maintain an investment policy that requires minimum credit ratings and diversification of credit risk. We invest our excess cash primarily in money market mutual funds and time deposits. These investments are recorded on our unaudited condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of stockholders’ equity (deficit). Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our stock. As of the date of this Quarterly Report on Form 10-Q, other than as described below, there have been no material changes from the risk factors previously disclosed in our in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Our share price has been and may continue to be volatile and may decline, resulting in a loss of some or all of your investment.
Our share price has been and may continue to be volatile and may decline, resulting in a loss of some or all of your investment. Investors in our ordinary shares may not be able to resell those shares at or above the price at which they purchase such shares, or at all. The trading price and volume of our ordinary shares has been and is likely to continue to be volatile. From January 27, 2022 (the first day of trading of our ordinary shares on Nasdaq) through the date of this Quarterly Report on Form 10-Q, the trading price of our ordinary shares on Nasdaq has ranged from a high of $[18.00] to a low of $[8.61] per share, and in the future could fluctuate significantly in response to numerous factors, some of which are beyond our control, including but not limited to:
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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: December 1, 2022	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: December 1, 2022	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer