Form 10-Q
period 2023-01-28
Credo Technology Group Holding Ltd
filed 2023-03-02
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
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

The registrant had 147,988,038 ordinary shares outstanding as of February 21, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	January 28, 2023	April 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$123,783	$259,322
Short-term investments	109,228	—
Accounts receivable	43,168	29,524
Inventories	50,315	27,337
Contract assets	19,245	10,071
Prepaid expenses and other current assets	4,282	5,923
Total current assets	350,021	332,177
Property and equipment, net	39,087	21,844
Right of use assets	15,552	16,954
Other non-current assets	12,591	4,714
Total assets	$417,251	$375,689
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$21,335	$8,487
Accrued compensation and benefits	3,369	4,713
Accrued expenses and other current liabilities	15,141	12,063
Deferred revenue	3,537	1,234
Total current liabilities	43,382	26,497
Non-current operating lease liabilities	13,514	14,809
Other non-current liabilities	5,802	220
Total liabilities	62,698	41,526
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 147,430 shares issued and outstanding at January 28, 2023; and 1,000,000 shares authorized; 144,755 shares issued and outstanding at April 30, 2022	7	7
Additional paid in capital	445,654	424,562
Accumulated other comprehensive income (loss)	(69)	23
Accumulated deficit	(91,039)	(90,429)
Total shareholders' equity	354,553	334,163
Total liabilities and shareholders' equity	$417,251	$375,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Revenue:
Product sales	$38,033	$22,706	$117,645	$48,423
Product engineering services	3,635	3,954	8,209	6,628
IP license	11,715	5,022	24,179	12,194
IP license engineering services	887	118	2,073	1,706
Total revenue	54,270	31,800	152,106	68,951
Cost of revenue:
Cost of product sales revenue	21,833	12,230	62,016	26,436
Cost of product engineering services revenue	228	410	746	1,807
Cost of IP license revenue	—	—	1,179
Cost of IP license engineering services revenue	222	48	556	462
Total cost of revenue	22,283	12,688	64,497	28,705
Gross profit	31,987	19,112	87,609	40,246
Operating expenses:
Research and development	20,530	10,995	55,371	32,488
Selling, general and administrative	11,936	8,568	34,674	23,393
Impairment charges	2,407	—	2,407	—
Total operating expenses	34,873	19,563	92,452	55,881
Operating loss	(2,886)	(451)	(4,843)	(15,635)
Other income (expense), net	2,530	(80)	1,618	(70)
Loss before income taxes	(356)	(531)	(3,225)	(15,705)
Provision (benefit) for income taxes	(3,179)	(387)	(2,615)	1,116
Net income (loss)	$2,823	$(144)	$(610)	$(16,821)
Net income (loss) per share:
Basic	$0.02	$—	$—	$(0.24)
Diluted	$0.02	$—	$—	$(0.24)
Weighted-average shares:
Basic	146,908	73,815	146,000	70,439
Diluted	156,519	73,815	146,000	70,439
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Net income (loss)	$2,823	$(144)	$(610)	$(16,821)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	324	(232)	(92)	(205)
Total comprehensive income (loss)	$3,147	$(376)	$(702)	$(17,026)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(unaudited, in thousands)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2022	—	$—	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under equity incentive plans	—	—	589	—	1,977	—	—	1,977
Share-based compensation	—	—	—	—	5,546	—	—	5,546
Warrant contra revenue	—	—	—	—	388	—	—	388
Total comprehensive loss	—	—	—	—	—	(96)	(73)	(169)
Balances at July 30, 2022	—	$—	145,344	$7	$432,473	$(73)	$(90,502)	$341,905
Ordinary shares issued under equity incentive plans	—	—	1,142	—	741	—	—	741
Share-based compensation	—	—	—	—	4,891	—	—	4,891
Warrant contra revenue	—	—	—	—	247	—	—	247
Total comprehensive loss	—	—	—	—	—	(320)	(3,360)	(3,680)
Balances at October 29, 2022	—	$—	146,486	$7	$438,352	$(393)	$(93,862)	$344,104
Ordinary shares issued under equity incentive plans	—	—	944	—	1,873	—	—	1,873
Share-based compensation	—	—	—	—	5,169	—	—	5,169
Warrant contra revenue	—	—	—	—	260	—	—	260
Total comprehensive income	—	—	—	—	—	324	2,823	3,147
Balances at January 28, 2023	—	$—	147,430	$7	$445,654	$(69)	$(91,039)	$354,553

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)
Issuance of Series D+ convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Ordinary shares issued under equity incentive plans	—	—	554	—	461	—	—	461
Share-based compensation	—	—	—	—	1,075	—	—	1,075
Total comprehensive loss	—	—	—	—	—	(5)	(12,577)	(12,582)
Balances at July 31, 2021	52,060	$205,210	68,836	$3	$14,128	$222	$(80,830)	$(66,477)
Ordinary shares issued under equity incentive plans	—	—	667	—	587	—	—	587
Share-based compensation	—	—	—	—	1,307	—	—	1,307
Total comprehensive loss	—	—	—	—	—	32	(4,100)	(4,068)
Balances at October 29, 2022	52,060	$205,210	69,503	$3	$16,022	$254	$(84,930)	$(68,651)
Conversion of preferred shares into ordinary shares	(52,060)	(205,210)	52,060	3	205,207	—	—	205,210
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	18,384	1	166,593	—	—	166,594
Ordinary shares issued under employee share plan	—	—	1,073	—	1,067	—	—	1,067
Share-based compensation	—	—	—	—	1,438	—	—	1,438
Warrant contra revenue	—	—	—	—	407	—	—	407
Total comprehensive loss	—	—	—	—	—	(232)	(144)	(376)
Balances at January 31, 2022	—	$—	141,020	$7	$390,734	$22	$(85,074)	$305,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	January 28, 2023	January 31, 2022
Cash flows from operating activities:
Net income (loss)	$(610)	$(16,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,533	3,262
Share-based compensation	15,606	3,820
Warrant contra revenue	895	407
Write-downs for excess and obsolete inventory	3,087	1,256
Impairment of assets	2,407	—
Changes in operating assets and liabilities:
Accounts receivable	(13,644)	(8,049)
Inventories	(26,065)	(20,274)
Contract assets	(9,185)	(5,239)
Prepaid and other current assets	1,642	(585)
Other non-current assets	(5,598)	(2,164)
Accounts payable	11,703	3,245
Accrued expenses, compensation and other liabilities	(1,850)	5,890
Deferred revenue	2,303	2,060
Net cash used in operating activities	(12,776)	(33,192)
Cash flows from investing activities:
Purchases of property and equipment	(17,815)	(7,932)
Purchases of short-term investments	(109,228)	—
Net cash used in investing activities	(127,043)	(7,932)
Cash flows from financing activities:
Proceeds from issuance of ordinary share upon initial public offering, net of underwriter discounts	—	171,889
Payments for IPO offering costs	—	(3,056)
Payments on technology license obligations	(308)	—
Proceeds from employee share incentive plans	4,595	1,936
Proceeds from issuance of convertible preferred shares, net of issuance costs	—	7,245
Net cash provided by financing activities	4,287	178,014
Effect of exchange rate changes on cash	(7)	(118)
Net decrease in cash and cash equivalents	(135,539)	136,772
Cash and cash equivalents at beginning of the period	259,322	103,757
Cash and cash equivalents at end of the period	$123,783	$240,529
Supplemental cash flow information:
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$10,789	$200
Conversion of convertible preferred share into ordinary share upon initial public offering	$—	$205,210
Deferred offering costs included in accounts payable and accrued expenses	$—	$2,239
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2022 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022. The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. Our fiscal year ending April 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on July 30, 2022, the second quarter ended on October 29, 2022 and the third quarter ended on January 28, 2023.
2. Significant Accounting Policies
The Company believes that other than the adoption of new accounting pronouncements and the accounting policies as described below, there have been no significant changes during the three and nine months ended January 28, 2023 to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
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
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (“SSP”) basis. The Company determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and the Company’s overall pricing objectives, while maximizing observable inputs. The determination of the SPP for certain of our IPs requires fair value estimate under income approach, involving the estimation of future cash flow expected to be generated from the IPs. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products or services.
Product Sales - The Company transacts with customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. The Company offers standard performance warranties of twelve months after product delivery and offers limited product return rights to certain distributors. The Company recognizes product sales when it transfers control of promised goods in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates.
IP License Revenue - The Company’s IP license revenue consists of perpetual licenses, support and maintenance, and royalties. The Company enters into perpetual semiconductor IP license agreements, that have a fixed fee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies into the licensee’s products. The IP license agreements do not typically grant the customer the right to terminate for convenience. Where such rights exist, termination is prospective, with no refund of fees already paid by the customer.
IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes license revenue at the point of time of the delivery of the IP. In connection with the license arrangements, the Company offers support to assist customers in qualifying their final product. Revenue from customer support is deferred and recognized ratably over the support period, which is typically one year.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
Investments not considered cash equivalents and with maturities of one year or less from the consolidated balance sheet date are classified as short-term investments. Short-term investments consist of a certificate of deposit with original maturity date between three and twelve months.
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
Accounting Pronouncement Recently Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740 in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning May 1, 2022. The Company adopted this guidance on May 1, 2022 prospectively, and the impact on its consolidated financial statements was not material.
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
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	January 28, 2023	April 30, 2022
Customer A	69%	*
Customer B	12%	*
Customer C	*	52%
Customer D	*	14%

	Three months ended		Nine months ended
Revenue	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Customer A	52%	*	46%	*
Customer C	*	40%	*	33%
Customer D	*	22%	11%	18%
Customer E	20%	*	14%	*
Customer F	*	*	*	13%
* Less than 10% of total accounts receivable or total revenue.
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Mainland China	$29,233	$14,729	$83,412	$24,065
United States	16,513	5,924	35,001	18,999
Hong Kong	1,583	3,277	8,636	6,257
Singapore	—	2,380	4,150	7,342
Rest of World	6,941	5,490	20,907	12,288
	$54,270	$31,800	$152,106	$68,951
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of January 28, 2023 and April 30, 2022.
During the three months ended January 28, 2023, the Company recognized $1.1 million of revenue that was included in the deferred revenue balance as of October 29, 2022. During the three months ended January 31, 2022, the Company recognized $0.3 million of revenue that was included in the deferred revenue balance as of October 31, 2021.
During the nine months ended January 28, 2023, the Company recognized $1.1 million of revenue that was included in the deferred revenue balance as of April 30, 2022. During the nine months ended January 31, 2022, the Company recognized $4.0 million of revenue that was included in the deferred revenue balance as of April 30, 2021.
During the nine months ended January 28, 2023, the increase in contract assets of $9.2 million was primarily driven by an IP licensing and engineering services arrangement where certain billing milestones had not yet been reached, but the criteria for revenue had been met. During the nine months ended January 28, 2023, the increase in deferred revenue of $2.3 million was primarily driven by a product engineering services arrangement where certain billing milestones had been reached prior to the timing of revenue recognition.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $11.7 million and the satisfied but unrecognized performance obligations was approximately $10.1 million as of January 28, 2023, which the Company expects to recognize over the next year. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of January 28, 2023, we had billed $22.2 million and recognized revenue amounting to $32.7 million upon delivery of certain milestones of the contract. We have applied constraints on a remaining milestone due to significant uncertainty relating to the delivery of the milestone as of January 28, 2023 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Customer Warrant
On December 28, 2021, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the “Warrant”). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 80,000 Warrant shares were vested as of January 28, 2023.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7.00
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the three and nine months ended January 28, 2023, the Company recognized $0.3 million and $0.9 million, respectively, as contra revenue within the product sales revenue on the condensed consolidated statements of operations.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
security master files from large financial institutions, and other third-party sources used to determine a daily market value.
The following table present the fair value of the financial instruments measured on a recurring basis as of January 28, 2023 (in thousands).

	January 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$112,338	$—	$—	$112,338
Short-term investments:
Certificate of deposit	—	109,228	—	109,228
Total cash equivalents and short-term investments	$112,338	$109,228	$—	$221,566
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of January 28, 2023, there were no unrealized loss or gains associated with the Company’s financial instruments.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	January 28, 2023	April 30, 2022
Raw materials	$18,745	$11,610
Work in process	10,337	10,352
Finished goods	21,233	5,375
	$50,315	$27,337
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	January 28, 2023	April 30, 2022
Computer equipment and software	$14,106	$1,736
Laboratory equipment	12,310	9,521
Production equipment	16,176	15,502
Leasehold improvements	1,681	1,465
Others	633	524
Construction in progress	9,610	2,932
	54,516	31,680
Less: accumulated depreciation and amortization	(15,429)	(9,836)
	$39,087	$21,844
Depreciation and amortization expense for the three months ended January 28, 2023 and January 31, 2022 was $2.3 million and $1.3 million, respectively. Depreciation and amortization expense for the nine months ended January 28, 2023 and January 31, 2022 was $6.5 million and $3.3 million, respectively. Computer equipment and software primarily includes electronic design automation software relating to the Company’s R&D design of future products and intellectual properties. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.
During the three months ended January 28, 2023, the Company recorded $2.4 million impairment charges primarily related to an impairment on property and equipment. The impairment charges were presented under

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
operating expenses in the condensed consolidated statements of operations for equipment and related assets that did not reach production qualification.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 28, 2023	April 30, 2022
Accrued expenses	$7,851	$8,372
Current payables relating to purchases of property and equipment	3,940	—
Current portion of operating lease liabilities	2,676	2,379
Income tax payable	674	1,312
	$15,141	$12,063
Other non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	January 28, 2023	April 30, 2022
Non-current payables relating to purchases of property and equipment	$5,537	$—
Deferred tax liabilities	265	220
	$5,802	$220
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of January 28, 2023 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees
Remainder of 2023	$863	$1,893
2024	5,423	5,177
2025	6,763	5,432
2026	8,131	350
2027	9,282	350
Thereafter	7,319	700
Total unconditional purchase commitments	$37,781	$13,902
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of January 28, 2023, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third party subcontractors was approximately $2.2 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor during the current fiscal year due to the current global supply shortage environment. Under this arrangement, the Company agreed to pay refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $35.5 million for the fiscal 2024 through fiscal 2028

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, refundable deposits of $2.0 million were paid as of January 28, 2023, and refundable deposits payable under this arrangement are $3.4 million during the remainder of fiscal 2023 and $3.4 million in fiscal 2024.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has made certain indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of January 28, 2023 and April 30, 2022.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company was not subject to any litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

8. Convertible Preferred Shares
The Company had previously issued Series A convertible preferred shares, Series B convertible preferred shares, Series C convertible preferred shares, Series D convertible preferred shares and Series D+ convertible preferred shares (collectively, the “Preferred Shares”).
Immediately prior to the completion of the IPO during the quarter ended January 31, 2022, all of the then outstanding 52,059,826 shares of the Company’s convertible Preferred Shares were automatically converted into an aggregate 52,059,826 shares of ordinary shares on a one-for-one basis, and such Preferred Shares were cancelled, retired and eliminated from the shares that the Company is authorized to issue and shall not be reissued by the Company.
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
The rights, privileges, and preferences of each of the Preferred Shares were as follows:
Conversion Rights - Each Preferred Share was convertible, at the option of the holder, at any time, and without the payment of any additional consideration, into such number of fully paid ordinary shares as was determined by dividing the applicable original issue price for each such series of Preferred Shares by the applicable conversion price in effect at the time of the conversion. The conversion price per share for each series of Preferred Share shall initially

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
be equal to the original issue price of such series, which means $1.00 per share for Series A, $2.10 per share for Series B, $4.29 per share for Series C, $4.99 per share for Series D and $5.81 per share for Series D+. The conversion price shall be subject to adjustment in order to adjust the number of ordinary shares into which the Preferred Shares are convertible.
Each share of each series of Preferred Shares automatically converted into the number of ordinary shares at the conversion rate at the time in effect upon the closing of a public offering of ordinary shares which results in at least $25.0 million of proceeds to the Company at a per share price not less than $9.99 or with the vote or written consent of the holders of a majority of the then outstanding Preferred Shares, voting as a separate class, to convert their Preferred Shares at the then effective Conversion Price.
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
Voting Rights - The holders of the Preferred Shares were entitled to the number of votes equal to the number of ordinary shares into which such Preferred Shares could be converted on the record date.
9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and eight years. Operating leases are included in right of use assets, accrued expenses and other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Operating lease expenses	$935	$709	$2,715	$2,064
Cash paid for amounts included in the measurement of operating lease liabilities	$767	$697	$2,312	$2,068
Right-of-use assets obtained in exchange for lease obligation	$—	$1,154	$649	$1,413

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The aggregate future lease payments for operating leases as of January 28, 2023 are as follows (in thousands):

Fiscal Year	Operating leases
Remainder of 2023	$838
2024	3,312
2025	2,903
2026	2,355
2027	2,222
Thereafter	7,796
Total lease payments	19,426
Less: Interest	3,237
Present value of lease liabilities	$16,189
As of January 28, 2023, the weighted average remaining lease term for the Company's operating leases is 6.94 years and the weighted average discount rate used to determine the present value of the Company's operating leases is 5.81%.

10. Share Incentive Plan
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Awards” or “RSAs”). In addition, the Company allows early exercise for unvested ordinary share options granted under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of January 28, 2023, 127,780 shares from share option early exercises remained subject to the Company’s repurchase rights. As of April 30, 2022, 442,787 such ordinary shares, consisting of 16,667 shares from RSAs and 426,120 from share option early exercises, remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Restricted Stock Unit (“RSU”) Awards
A summary of information related to RSU activity during the nine months ended January 28, 2023 is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 30, 2022	4,133,751	$10.26
Granted	5,239,480	$12.36
Vested	(955,153)	$10.05
Canceled/ forfeited	(313,001)	$10.62
Balances and expected to vest as of January 28, 2023	8,105,077	$11.63	1.82	$140,299
Share Option Awards
A summary of information related to share option activity during the nine months ended January 28, 2023 is as follows:

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2022	11,360,745	$1.94
Options exercised and vested	(1,456,539)	$1.70
Options canceled/ forfeited	(195,670)	$3.20
Balance and expected to vest as of January 28, 2023	9,708,536	$1.96	6.48	$149,072
Exercisable as of January 28, 2023	9,580,756	$1.96	6.48	$147,110
Employee Stock Purchase Plan (“ESPP”)
During the three and nine months ended January 28, 2023, 92,607 shares and 246,660 shares, respectively, were issued under the ESPP.
Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Cost of revenue	$98	$46	$551	$180
Research and development	3,046	711	8,664	1,872
Selling, general and administrative	2,025	681	6,391	1,768
	$5,169	$1,438	$15,606	$3,820
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
Provision (benefit) for income taxes for the three and nine months ended January 28, 2023 and January 31, 2022 was as follows (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
Provision (benefit) for income taxes	$(3,179)	$(387)	721.4%	$(2,615)	$1,116	(334.3)%
Effective tax rate	893%	73%		81%	(7)%
Our effective tax rate for the three and nine months ended January 28, 2023 differs from the same periods in the prior year primarily due to an increase in tax benefit of share-based compensation.
During the three and nine months ended January 28, 2023, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
12. Net Income (Loss) Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of shares of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
weighted-average number of shares of common stock outstanding and potentially dilutive shares outstanding during the period. Net income (loss) per share was determined as follows (in thousands, except per share amounts):

	Three months ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Numerator:
Net income (loss)	$2,823	$(144)	$(610)	$(16,821)

Denominator:
Weighted-average shares - basic	146,908	73,815	146,000	70,439
Effect of dilutive shares:
Options	8,218	—	—	—
RSUs	1,374	—	—	—
ESPP	6	—	—	—
Customer warrants	13	—	—	—
Weighted-average shares - diluted	156,519	73,815	146,000	70,439

Net income (loss) per share:
Basic	$0.02	$—	$—	$(0.24)
Diluted	$0.02	$—	$—	$(0.24)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the three and nine months ended January 28, 2023 and January 31, 2022:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Options and RSAs	1,796	9,081	10,421	8,078
RSUs	3,367	35	4,159	12
ESPP	17	—	23	—
Customer warrants	4,067	2	4,080	1
Underwriters’ option to purchase additional ordinary shares	—	39	—	13
	9,247	9,157	18,683	8,103

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
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to disrupt competition in existing markets, lead the way into emerging markets and innovate to create new market opportunities. While many others in the data infrastructure industry struggle to meet customers’ increasing performance and energy efficiency requirements, we continue to innovate to deliver groundbreaking solutions. A recent example is the announcement of our HiWire Switch cable and open-source implementation with Microsoft that helps realize Microsoft’s vision for a network-managed dual-Top-of-Rack (ToR) architecture, overcoming complex and slow legacy enterprise approaches, simplifying deployment and improving connection reliability in the data center.
The multi-billion dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), high performance computing (HPC) and 5G infrastructure. The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across billions of end-point users.
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
•In 2019, we developed new DSP SerDes architectures optimizing the performance and power trade-offs for 400G and 800G solutions targeting Line Card PHYs, Optical PAM4 DSPs and AECs.
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
During the three months ended January 28, 2023 and January 31, 2022, we generated $54.3 million and $31.8 million in total revenue, respectively. Product sales and product engineering services revenue comprised 77% and 84% of our total revenue in the three months ended January 28, 2023 and January 31, 2022, respectively, and IP license and IP license engineering services revenue represented 23% and 16% of our total revenue in the three months ended January 28, 2023 and January 31, 2022, respectively. During the three months ended January 28, 2023 and January 31, 2022, we generated $2.8 million in net income and $0.1 million in net loss, respectively.
We derive the substantial majority of our revenue from a limited number of customers, and we anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
Our Business Model
We are a product-focused business with a strong foundation in IP, pioneering comprehensive connectivity solutions that deliver bandwidth, scalability and end-to-end signal integrity for next-generation platforms. We also develop IP solutions to address the specific and complex needs of our customers. We earn revenue from these IP solutions primarily through licensing fees and royalties. In addition to product sales and IP license revenue, we also generate revenue from providing engineering services as part of our product and license arrangements with certain customers. Over time, we expect to generate an increased proportion of our revenue from sales of our products. We expect to see a long-term benefit from improvements in our operating leverage as our business continues to gain scale.
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

Revenue Mix and Associated Gross Margins
We are a product-focused business with a strong foundation in IP and, as such, our customers engage with us through the purchase of our products or the licensing of our IP. In some instances, customers will engage us to develop tailored products or IP licenses to meet their specific application requirements. We charge these customers incremental fees for this tailored development, which are in addition to product sales or IP license revenue, and we recognize these additional fees as product engineering or IP license engineering services revenue.
By providing tailored engineering services to our customers, we believe we strengthen our customer relationships, enable additional sales and establish ourselves for potential long-term revenue opportunities from associated product sales or IP license revenue.
A summary of our revenue and associated gross margin by these revenue sources for the three and nine months ended January 28, 2023 and January 31, 2022, respectively, is presented below (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Revenue:
Product sales	$38,033	$22,706	$117,645	$48,423
Product engineering services	3,635	3,954	8,209	6,628
Total product sales and product engineering services	41,668	26,660	125,854	55,051
IP license	11,715	5,022	24,179	12,194
IP license engineering services	887	118	2,073	1,706
Total IP license and IP license engineering services	12,602	5,140	26,252	13,900
Total revenue	$54,270	$31,800	$152,106	$68,951

Gross margin:
Product sales	42.6%	46.1%	47.3%	45.4%
Product engineering services	93.7%	89.6%	90.9%	72.7%
Total product sales and product engineering services	47.1%	52.6%	50.1%	48.7%
IP license	100.0%	100.0%	95.1%	100.0%
IP license engineering services	75.0%	59.3%	73.2%	72.9%
Total IP license and IP license engineering services	98.2%	99.1%	93.4%	96.7%
Total gross margin	58.9%	60.1%	57.6%	58.4%
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
Customer Demand and Pipeline
Demand for our products is dependent on conditions in the markets in which our customers operate, which are subject to cyclicality and competitive conditions, among other factors. We believe our relationships with the end customers of our products and the long-term implications of decisions to adopt our solutions provide us with valuable visibility into customer demand. Furthermore, our customers generally provide us with periodic forecasts of their requirements. This provides an opportunity for us to monitor and refine our business operations and plans. The majority of our product sales are made pursuant to standard purchase orders. Changes in customer forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory, as well as fluctuations in our results of operations. For example, on February 14, 2023, we announced that our largest customer has reduced its demand forecast for certain Credo products for reasons we understand are unrelated to our performance. Although we do not expect our market share with the customer will be affected, we expect that the customer’s reduced demand forecast will have a substantial negative impact on our revenue and results of operations for our fiscal fourth quarter ending April 29, 2023 and our fiscal year ending April 27, 2024. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce and manage our operating expenses.
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
Macroeconomic Environment
Our industry is subject to uncertainty as a result of the recent macroeconomic environment, which has been characterized by rising interest rates and inflation, geopolitical instability, continuing risk from the COVID-19 pandemic and public health measures related to it, and supply chain uncertainty. These factors are causing companies across the semiconductor industry to reduce spending and tighten inventory controls, which could negatively impact our business, financial condition, and results of operations.
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

Results of Operations
Three and Nine Months Ended January 28, 2023 and January 31, 2022
The following table sets forth information derived from our unaudited consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 31, 2022	January 28, 2023	January 31, 2022
Revenue:
Product sales	70.1%	71.4%	77.3%	70.2%
Product engineering services	6.7%	12.4%	5.4%	9.7%
IP license	21.6%	15.8%	15.9%	17.7%
IP license engineering services	1.6%	0.4%	1.4%	2.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	40.3%	38.4%	40.7%	38.3%
Cost of product engineering services revenue	0.4%	1.3%	0.5%	2.6%
Cost of IP license revenue	—%	—%	0.8%	—%
Cost of IP license engineering services revenue	0.4%	0.2%	0.4%	0.7%
Total cost of revenue	41.1%	39.9%	42.4%	41.6%
Gross margin	58.9%	60.1%	57.6%	58.4%
Operating expenses:
Research and development	37.8%	34.6%	36.4%	47.2%
Selling, general and administrative	22.0%	26.9%	22.8%	33.9%
Impairment charges	4.4%	—%	1.6%	—%
Total operating expenses	64.2%	61.5%	60.8%	81.1%
Operating loss	(5.3)%	(1.4)%	(3.2)%	(22.7)%
Other income (expense), net	4.6%	(0.3)%	1.1%	(0.1)%
Loss before income taxes	(0.7)%	(1.7)%	(2.1)%	(22.8)%
Provision (benefit) for income taxes	(5.9)%	(1.2)%	(1.7)%	1.6%
Net income (loss)	5.2%	(0.5)%	(0.4)%	(24.4)%
Comparison of Three and Nine Months Ended January 28, 2023 and January 31, 2022
Revenue

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Product sales	$38,033	$22,706	67.5%	$117,645	$48,423	143.0%
Product engineering services	3,635	3,954	(8.1)%	8,209	6,628	23.9%
IP license	11,715	5,022	133.3%	24,179	12,194	98.3%
IP license engineering services	887	118	651.7%	2,073	1,706	21.5%
Total revenue	$54,270	$31,800	70.7%	$152,106	$68,951	120.6%
Total revenue for the three months ended January 28, 2023 increased by $22.5 million, compared to the same period in fiscal 2022, primarily due to an increase in product sales revenue of $15.3 million and an increase in IP license revenue of $6.7 million. Total revenue for the nine months ended January 28, 2023 increased by $83.2 million, compared to the same period in fiscal 2022, primarily due to increases in product sales revenue of $69.2 million and IP license revenue of $12.0 million.

The increase in product sales for the three and nine months ended January 28, 2023 was primarily due to an increase in the volume of unit shipments of AEC cables, which contributed more than 90% of the increase in product sales revenue, compared to the same periods in fiscal 2022. The AEC sales increase was primarily driven by the fact that we introduced the AEC product category in fiscal 2021 and we began ramping our AEC solutions at our first hyperscale data center customer this year.
The increase in IP license revenue for the three and nine months ended January 28, 2023 was driven by high-dollar IP licenses delivered to a customer that resulted in revenue recognition of $10.1 million during the three months ended January 28, 2023 and $19.1 million during the nine months ended January 28, 2023.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Cost of product sales revenue	$21,833	$12,230	78.5%	$62,016	$26,436	134.6%
Cost of product engineering services revenue	228	410	(44.4)%	746	1,807	(58.7)%
Cost of IP license revenue	—	—	N/A	1,179	—	N/A
Cost of IP license engineering services revenue	222	48	362.5%	556	462	20.3%
Total cost of revenue	$22,283	$12,688	75.6%	$64,497	$28,705	124.7%
Cost of product sales revenue increased by $9.6 million in the three months ended January 28, 2023 and $35.6 million in the nine months ended January 28, 2023, compared to the same periods in fiscal 2022, primarily due to increased product sales during the same period as discussed above.
Cost of IP license revenue in the nine months ended January 28, 2023 related to costs incurred for delivery of a milestone during the first quarter of fiscal year 2023 on an IP licensing and development contract entered into with a customer in September 2021 (refer to note 4 of our unaudited condensed consolidated financial statements for details).
Gross Profit and Gross Margin

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Gross profit	$31,987	$19,112	67.4%	$87,609	$40,246	117.7%
Gross margin	58.9%	60.1%		57.6%	58.4%
Gross margin decreased by 1 percentage point in the three months ended January 28, 2023, compared to the same period in fiscal 2022, primarily driven by a $1.4 million increase of write-downs for excess and obsolete inventory. This was partially offset by the revenue mix shift between IP license revenue and product sales revenue between the periods.
Gross margin for the nine months ended January 28, 2023 stayed relatively flat compared to the same period in fiscal 2022.
Research and Development

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Research and development	$20,530	$10,995	86.7%	$55,371	$32,488	70.4%
% of total revenue	37.8%	34.6%		36.4%	47.2%

Research and development expense for the three months ended January 28, 2023 increased by $9.5 million compared to the same period in fiscal 2022. The increase was due primarily to a $1.8 million increase in personnel costs as a result of new hires for product development, a $2.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $3.2 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development, a $1.1 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in R&D activities, and a $0.5 million increase in IT and facilities costs.
Research and development expense for the nine months ended January 28, 2023 increased by $22.9 million compared to the same period in fiscal 2022. The increase was due primarily to a $7.6 million increase in personnel costs as a result of new hires for product development, a $6.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $2.9 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development, a $2.4 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in R&D activities, a $1.5 million increase in IT and facilities costs, and a $0.8 million decrease in allocation of R&D expense to costs of engineering services due to less engineering hours incurred that was associated to non-recurring engineering service revenue arrangements.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Selling, general and administrative	$11,936	$8,568	39.3%	$34,674	$23,393	48.2%
% of total revenue	22.0%	26.9%		22.8%	33.9%
Selling, general and administrative expense for the three months ended January 28, 2023 increased by $3.4 million compared to the same period in fiscal 2022. The increase was due primarily to a $0.7 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $0.5 million increase in facility related costs, a $0.7 million increase in director and officer insurance cost as a result of being a public company and a $1.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Selling, general and administrative expense for the nine months ended January 28, 2023 increased by $11.3 million compared to the same period in fiscal 2022. The increase was due primarily to a $2.5 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $1.0 million increase in professional services spending, a $1.2 million increase in facility related costs, a $1.9 million increase in director and officer insurance cost as a result of being a public company and a $4.6 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Impairment Charges

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Impairment charges	$2,407	$—	N/A	$2,407	$—	N/A
% of total revenue	22.0%	26.9%		22.8%	33.9%
Impairment charges incurred in the three and nine months ended January 28, 2023 were primarily related to an impairment on property and equipment that did not reach production qualification.
Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	January 28, 2023	January 31, 2022	% Change	January 28, 2023	January 31, 2022	% Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(3,179)	$(387)	721.4%	$(2,615)	$1,116	(334.3)%
% of total revenue	(5.9)%	(1.2)%		(1.7)%	1.6%
Benefit for income taxes for the three and nine months ended January 28, 2023 increased by $2.8 million and $3.7 million, respectively, compared to the same periods in fiscal 2022. The fluctuation was primarily due to an increase in tax benefit of share-based compensation.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through January 28, 2023, our operations have been financed primarily by net proceeds from our initial public offering, the sale of convertible preferred shares and ordinary shares prior to our initial public offering, and cash generated from our customers. As of January 28, 2023 and April 30, 2022, we had $123.8 million and $259.3 million in cash and cash equivalents, respectively, and working capital of $306.6 million and $305.7 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See also Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of our sales and marketing and research and development expenditures and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended
	January 28, 2023	January 31, 2022
	(in thousands)
Net cash used in operating activities	$(12,776)	$(33,192)
Net cash used in investing activities	$(127,043)	$(7,932)
Net cash provided by financing activities	$4,287	$178,014
Cash Flows Used in Operating Activities
Net cash used in operating activities was $12.8 million for the nine months ended January 28, 2023. The cash outflows from operating activities for the nine months ended January 28, 2023 were primarily due to $40.7 million of cash outflows for working capital purposes, partially offset by $28.5 million of non-cash items. The cash outflows from working capital for the nine months ended January 28, 2023 were primarily driven by (a) an increase in accounts receivable of $13.6 million primarily due to increased sales in the fiscal quarter ended January 28, 2023 compared to the fiscal quarter ended April 30, 2022, and timing of collection; (b) an increase in inventory of $26.1 million to support unfulfilled backlog and related new product ramps; (c) an increase in contract assets of $9.2 million primarily driven by an IP licensing and engineering services arrangement where certain billing milestones had not yet been reached, but the criteria for revenue had been met; and (d) an increase in other non-current assets of $5.6 million primarily due to refundable deposit payments for manufacturing commitments and an increase in deferred tax assets position. These cash outflows were offset by cash inflow relating to increase in accounts payable of $11.7 million due to amounts payable relating to increased purchases of inventory.
Net cash used in operating activities was $33.2 million for the nine months ended January 31, 2022. The cash outflows from operating activities for the nine months ended January 31, 2022 were primarily due to $16.8 million of net loss and $25.1 million of cash outflows for working capital purposes, partially offset by $8.7 million of non-cash items. The cash outflows from working capital for the nine months ended January 31, 2022 were primarily driven by (a) an increase in accounts receivable of $8.0 million due to increased sales in the fiscal quarter ended January 31, 2022 compared to the fiscal quarter ended April 30, 2021, and timing of collection; (b) an increase in inventory of $20.3 million to better support unfulfilled backlog and related new product ramps; (c) and an increase in contract assets of $5.2 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached, but the criteria for revenue had been met. This was offset by increases in accounts payable of $3.2 million and accrued expenses, compensation and other liabilities of $5.9 million due to amounts payable relating to increased purchases of inventory to support growing demand for our products.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $127.0 million in the nine months ended January 28, 2023 was attributable to purchases of property and equipment of $17.8 million and investment in certificates of deposit of $109.2 million. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $7.9 million in the nine months ended January 31, 2022 was attributable to purchases of property and equipment, including third-party licenses.
Cash Flows from Financing Activities
Net cash provided by financing activities of $4.3 million for the nine months ended January 28, 2023 was primarily attributable to $4.6 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP.
Net cash provided by financing activities of $178.0 million for the nine months ended January 31, 2022 was primarily attributable to $168.8 million in proceeds from IPO, net of underwriting discounts and commissions, and offering costs, $1.9 million in proceeds from exercises of employee share options and $7.2 million in proceeds from the issuance of convertible preferred shares, net of issuance costs.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and nine months ended January 28, 2023, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended April 30, 2022. During the three and nine months ended January 28, 2023, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2022, other than the updated disclosure regarding interest rate risk below.

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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended January 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: March 2, 2023	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: March 2, 2023	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer