Form 10-K/A
period 2022-04-30
Credo Technology Group Holding Ltd
filed 2023-04-05
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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
The registrant had 148,566,935 ordinary shares outstanding as of March 28, 2023.

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

Auditor Name:	Ernst & Young LLP	Auditor Location:	San Jose, California	Auditor Firm ID:	42

EXPLANATORY NOTE
The purpose of this Amendment (the “Amendment”) to our Form 10-K for the year ended April 30, 2022 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2022, is solely to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-K.
This Amendment contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-K as filed with the SEC on June 8, 2022. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K/A. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The index below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: April 5, 2023	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: April 5, 2023	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

Signature	Title	Date

William Brennan	President and Chief Executive Officer (principal executive officer)	April 5, 2023
/s/ William Brennan

Daniel Fleming	Chief Financial Officer (principal financial and accounting officer)	April 5, 2023
/s/ Daniel Fleming

Sylvia Acevedo	Director	April 5, 2023
*

Chi Fung Cheng	Director	April 5, 2023
*

Manpreet Khaira	Director	April 5, 2023
*

Yat Tung Lam	Director	April 5, 2023
*

Pantas Sutardja	Director	April 5, 2023
*

Lip-Bu Tan	Director	April 5, 2023
*

David Zinsner	Director	April 5, 2023
*

*By:	/s/ William Brennan
William Brennan
Attorney-in-Fact