Form 10-K
period 2023-04-29
Credo Technology Group Holding Ltd
filed 2023-06-23
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2023

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of $13.72 per share of the registrant’s ordinary shares on October 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was approximately $1.5 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, the registrant has assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of its executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, the registrant has not deemed such shareholders to be affiliates unless there are facts and circumstances indicating that such shareholders exercise any control over the registrant. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant had 149,079,350 ordinary shares outstanding as of June 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. Our fiscal year ending April 29, 2023 (“fiscal 2023”) is a 52-week fiscal year. The first quarter of fiscal 2023 ended on July 30, 2022, the second quarter ended on October 29, 2022 and the third quarter ended on January 28, 2023. Any references to a fiscal year in this Annual Report on Form 10-K are to the 12 months ending on April 30 or April 29, as applicable, of the relevant year, and any references to a fiscal quarter are to the applicable quarter within a fiscal year.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “seeks,” “estimates,” "forecasts," "targets," “may,” “can,” “will,” “would” and similar expressions identify such forward-looking statements.
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

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our ordinary shares. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The principal risks and uncertainties affecting us include:
•Risks related to our business, including, but not limited to, the following:
•We depend on a limited number of customers for a substantial portion of our revenue.
•We do not have long-term purchase commitments from our customers.
•We have an accumulated deficit. We may incur net losses in the future.
•Our revenue and operating results may fluctuate from period to period, which could cause the trading price of our ordinary shares to fluctuate.
•We face macroeconomic risks, including but not limited related to recessions, inflation, stagflation and other economic conditions.
•Our future success will depend in large part on our ability to successfully execute our strategy.
•We face intense competition and expect competition to increase in the future.
•We may incur substantial expenses to develop, market, and qualify products which may not make any revenue.
•We rely on a limited number of third parties to manufacture, assemble and test our products.
•Risks related to our industry, including, but not limited to, the following:
•Our target customers may not grow as we currently expect.
•Our product our product markets may not develop as we currently expect.
•The general compute and Artificial Intelligence and Machine Learning (AI/ML) infrastructure market is an emerging market that will depend on the success of generative AI technologies, and this market may not develop as we currently expect, including due to regulatory uncertainty.

•Risks related to our international operations, including, but not limited to, the following:
•Worldwide economic conditions, trade restrictions such export restrictions, sanctions, and tariffs, international and intra-national conflicts, as well as political and economic conditions in the countries in which we conduct business.
•Exposure to numerous legal and regulatory requirements including unexpected changes to such requirements.
•Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC.
•The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries.
•PRC regulation of offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.
•Risks related to our intellectual property, including, but not limited to, risks related to inability to protect our intellectual property, particularly outside the United States, as well as claims of intellectual property infringement, misappropriation or other violations, which could be time-consuming or costly to defend or settle, may result in the loss of significant rights or harm our relationships with our customers or reputation in the industry.

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
Our innovations ease system bandwidth bottlenecks while simultaneously improving on power, security and reliability. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to achieve similar performance to leading competitors’ products but in a lower cost, more highly available legacy node (n-1 advantage). Beyond power and performance, Credo continues to innovate to solve customers’ system level requirements. We partner with Microsoft on our HiWire Switch AEC and open-source implementation that helps realize Microsoft’s vision for a highly reliable network-managed dual-Top-of-Rack (ToR) architecture (a network architecture design in which computing equipment located within the same or an adjacent rack are, for redundancy, connected to two in-rack network switches, which are, in turn, connected to aggregation switches via fiber optic cables), overcoming complex and slow legacy enterprise approaches, simplifying deployment and improving connection reliability in the data center.
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, Artificial Intelligence and Machine Learning (AI/ML) infrastructure, multi-service operators (MSOs), and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.
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
We have global sales, marketing and business development teams responsible for identifying and building our customer relationships. We sell our products to hyperscalers and cloud infrastructure providers, as well as MNO, MSO, 5G wireless, enterprise networking and HPC customers. We are engaged with all of the major hyperscalers, and our customer base includes over 20 blue chip clients, including more than 10 original equipment manufacturers (OEMs) and original design manufacturers (ODMs), over 10 optical module manufacturers and other leading enterprises.

During fiscal 2023 and 2022, we generated $184.2 million and $106.5 million in total revenue, respectively. Product sales and product engineering services revenue comprised 83% and 77% of our total revenue in fiscal 2023 and 2022, respectively, and IP license and IP license engineering services revenue represented 17% and 23% of our total revenue in fiscal 2023 and 2022, respectively. Geographically, 31% and 36% of our total revenue in fiscal 2023 and 2022, respectively, was generated from customers in North America, and 69% and 64% of our total revenue in fiscal 2023 and 2022, respectively, was generated from customers in the rest of the world, primarily in Asia. During fiscal 2023 and 2022, we generated $16.5 million and $22.2 million in net loss, respectively.
Industry Overview
We believe we are well positioned to benefit from the strong secular tailwinds driving the data infrastructure market, which is being driven by several factors, including:
AI/ML Drives an Explosion in Network Traffic: Our hyperscale customers are increasingly pursuing AI/ML infrastructure that requires rack scale interconnectivity densities that are significantly higher than their general compute infrastructure. The growth of AI/ML model sizes is driving an explosion in interconnectivity traffic which enables multiple physical devices to work on the same model at high speed and low latency. Credo provides Ethernet solutions to support this type of interconnectivity, and we believe that as this market matures, it will migrate away from proprietary solutions and towards Ethernet as the standard solution.
Hyperscaler General Compute Traffic Doubles Every 2-3 Years: Our hyperscale customers are beginning to deploy Network Interface Card (NIC) speeds of 200G in 2023 with 400G on roadmaps for 2024. As NIC speeds double, there is a need for higher speed east-west traffic infrastructure to support applications such as Remote Direct Memory Access (RDMA), Nonvolative Memory Express (NVMe) and other high bandwidth applications, while maintaining high reliability and observability within the power and cost constraints of a modern data center.
Hyperscalers, which have the ability to seamlessly provision and add compute, memory, networking, and storage resources to a given node or set of nodes that make up a larger computing, distributed computing, or grid computing environment, drive demand for high-speed, low-power connectivity solutions. Our hyperscale customers are deploying 50G per lane electrical PAM4 data rates today and expect to begin deployments of 100G per lane electrical PAM4 solutions in 2024.
Energy efficiency is becoming a key concern for customers as increased data transfer speeds require more energy to power and cool their systems. Credo’s new low-power Screaming Eagle 112G/lane retimers and Dove800 DSPs are enabling our customers to achieve their technical objectives, as well as supporting the important ESG goals of our customers.
Similarly, with the global deployment of high-speed fixed-line and wireless networks, carriers are also increasingly seeking higher performance connectivity solutions to address their substantial growth in traffic. 5G wireless infrastructure has proliferated in some countries but still has much room for growth, and low earth orbit satellite IP solutions such as Starlink offer disruptive performance and cost for users who cannot access existing infrastructure. Fixed-line infrastructure speeds continue to grow, with the recent announcement of CableLabs DOCSIS 4.0 10Gb standards and proliferation of fiber-to-the-home.
Beyond hyperscalers and 5G networking, the evolution of connectivity standards for servers such as Peripheral Component Interconnect Express (PCIe) and consumer devices such as Universal Serial Bus (USB) present an additional long-term opportunity. As these connectivity standards move to higher-speed data rates and higher order modulation, innovation in power efficiency and cost efficiency will be required to deliver competitive connectivity solutions. We expect that demand for increasingly sophisticated connectivity solutions will grow alongside the evolution of these standards.

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
Best-in-Class Technology: We believe we are at the forefront of the high-performance connectivity market. Our architectural approach enables us to design in mature fabrication processes yet still deliver leading edge performance and power at a significantly lower cost. Our optimized SerDes architectures achieve industry-leading power efficiency on small die areas in cost-effective mature processes.
Culture of Continuous Innovation: We have a history of innovation and pioneering new technologies including:
•Early demonstration and productization of 112G SerDes for Optical and Electrical links
•Pioneer in 100G, 200G, 400G, 800G and emerging 1.6T AEC market, establishing a new product category
•Industry-leading low-power gearbox for 56G and 112G per lane applications
•Delivering 112G XSR IP for MCM solutions
•Production shipments of SerDes Chiplets, including two versions of 3.2Tbps Chiplets
•Shipping industrial temperature (iTemp) PAM4 DSP for 5G market
•First to deliver 40G PAM3 SerDes
•Created HiWire Switch cable and open-sourced implementation with Microsoft in order to help realize their vision for a highly reliable network-managed dual-ToR architecture
We believe our culture of continuous innovation positions us as a market leader with best-in-class products and IP solutions.
Top Industry Talent and Experienced Leadership Team: We employ an engineering-focused workforce as well as a highly technical management team with deep industry experience and connectivity expertise. Our global team included 353 engineers as of April 29, 2023, while our international footprint allows us to continue attracting talent needed to support our business. We are led by a team of seasoned semiconductor and connectivity experts. Many of our executives have more than 20 years of semiconductor innovation experience and an extensive track record of successful leadership across multiple semiconductor companies.

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
Our Products and Solutions
We are pioneering comprehensive Ethernet connectivity solutions that deliver high bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. Today, we offer the following products and solutions: HiWire AECs, Optical PAM4 DSPs, Line Card PHYs, SerDes Chiplets and SerDes IP.
HiWire AECs: HiWire AECs are copper interconnect cables designed for affordable, low-power operation at 100G, 200G, 400G, 800G and emerging 1.6T data speeds. HiWire AECs enable hyperscalers and 5G architects to accelerate the transition to Distributed, Disaggregated Chassis (DDC) by offering a high-performance alternative to short, thick Direct Attach Cables (DACs) and high-power, high-cost Active Optical Cables (AOCs). DDCs allow providers to pair hardware from ODMs with open source and third-party software to address issues surrounding operating expenses, flexibility and cost in traditional chassis applications. Our ToR to NIC AEC solutions enable hardware architects to pair commodity NIC and ToR hardware with value-added AECs to address needs related to redundancy and racking plans. Our HiWire AEC solutions include SWITCH, SPAN, SHIFT and CLOS AECs:
•Credo HiWire SWITCH AEC enables a NIC to connect to two ToRs in an Active/Standby configuration for sub-millisecond failover that is fully network operating system managed. This enables the simplicity of a single NIC-ToR connector for the server and user with reliability and convergence times that are superior to legacy link aggregation structures.
•Credo HiWire SPAN AECs are a plug and play replacement of AOC for high-speed interconnects. Intended for rack-to-rack connectivity, these cables support up to 7-meter reach, consume up to 50% less power than AOCs, cost less than AOCs and offer a 10-year service life.
•Credo’s HiWire SHIFT AECs provide breakout functionality to enable a single high-speed port to connect to two or four lower-speed ports. In some cases, this involves speed shifting functionality where lane speeds are changed (e.g., one lane of 112G becomes 2 lanes of 56G), modulation schemes are changes (e.g., PAM4 symbol becomes two non-return-to-zero (NRZ) symbols) and forward error correction is terminated and/or generated to ensure a plug and play bridge between two different speed hosts.
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
Optical DSPs: We provide high-performance, low-power and cost-effective 50G to 800G PAM4 optical DSPs across a broad spectrum of use cases, speeds and bandwidths. The DSPs enable optical interconnect for cloud-scale, hyperscale and enterprise data center build-outs with 100G to 800G PAM4 optical modules and build-outs for 5G wireless service providers with 50G optical modules.
These full-featured DSPs provide high-performance sensitivity and a low bit error rate (BER), allowing margin for optical alignment and crosstalk. They utilize our industry-leading transmitters and are optimized for cost-effective production.
Our extensive optical product portfolio comprising our Dove and Seagull product families includes PAM4 DSPs for 50G, 100G, 200G, 400G and 800G PAM4 optical interconnects. Our proprietary DSP technology and equalization techniques help compensate for optical impairments to achieve optimal overall system performance, signal integrity and power efficiency.
Line Card PHYs: We are enabling data connectivity and security in hyperscale and enterprise data centers with leading edge, low-power line card PHY solutions. Our Retimers, Gearboxes and MACsec/IPSEC devices support PAM4/NRZ backplane and line card connectivity up to 112G per lane, supporting platforms up to 25.6 Terabits per second (Tbps) with 800G ports. Dedicated and multi-mode Retimers, Gearboxes and MACsecs, each built around our low-power, high-performance SerDes IP, enable our customers to meet performance, power and price objectives.
Our Line Card PHY product families include our Black Hawk and Bald Eagle products for Retimers and Gearboxes, as well as our Owl series for MACsec/IPSEC applications.
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
We currently rely and expect to continue to rely on a limited number of customers for a significant part of our revenue. In fiscal 2023, sales to our top 10 customers accounted for approximately 90% of our total revenue. Furthermore, we had three customers that each accounted for 10% or more of our total fiscal 2023 revenue with the three customers accounting for 46%, 13% and 12%, respectively. In fiscal 2023, 31% of our revenue was derived from customers based in North America, and 69% was derived from customers based in Asia and other regions. The percentages in the preceding sentence are calculated based on destination of shipment for products, and location of contracting entity for IP and engineer services, which may differ from the end customer’s principal offices.
Sales and Marketing
We employ a two-pronged sales strategy targeting both the end users of our products, as well as the suppliers of our end users. By engaging directly with the end user, we are able to better understand the needs of our customers and cater our solutions to their most pressing connectivity requirements.
This strategy has enabled us to become the preferred vendor to a number of our customers across the world who, in turn, require their suppliers, OEMs, ODMs and optical module manufacturers to utilize our solutions.
We sell our solutions worldwide through our direct sales force. We have a sales presence in North America, Asia and Europe. Our direct sales force is supported by marketing, business development and Field Application Engineer teams across our regions. These teams are organized to align with our product verticals.
Manufacturing and Suppliers
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
•Wafer Fabrication: We currently utilize a wide range of semiconductor process generations to develop and manufacture our products. For all of our products, we use Taiwan Semiconductor Manufacturing Company Limited (TSMC) for semiconductor wafer production.
•Package, Assembly and Testing: Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Amkor Technology Inc. (Amkor) and Advanced Semiconductor Engineering, Inc. (ASE) for packaging our IC products, King Yuan Electronics Company (KYEC) and TeraPower Technology Inc. (TeraPower) for testing our IC products and BizLink Technology, Inc. (BizLink) and Cheng Ui Precision Industry (Foxlink) for manufacturing our AEC products.
Research and Development
We view our technology as a competitive advantage and devote substantial resources to the research and development of new products and the improvement of existing products. We have committed, and plan to continue to commit, significant resources to technology and product innovation and development.

We have assembled a team of highly skilled engineers with deep signal processing expertise who are located in San Jose, California, mainland China and Taiwan. As of April 29, 2023, we employed 353 engineers. Research and development expenses for fiscal 2023 and 2022 were $76.8 million and $47.9 million, respectively.
Intellectual Property
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
As of April 29, 2023, we owned 62 issued patents and 18 pending patent applications in the United States, and 22 issued patents and 40 pending patent applications in mainland China. Our patent and patent application portfolio primarily relates to four main areas: Ethernet standard, network cable technology, chip manufacturing and MCM and SerDes cores. These issued patents, and any patents granted from such applications, are expected to expire between 2029 and 2043, without taking potential patent term extensions or adjustments into account. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Competition
We believe we are the only company in our industry offering a complete suite of high-performance connectivity solutions. Our competitors typically compete with us with respect to some, but not all, of our solutions. Our principal competitors with respect to our products include Broadcom Ltd. (Broadcom) and Marvell Technology, Inc. (Marvell), as well as various DAC suppliers. Our principal competitors with respect to IP licensing include Synopsys, Inc. (Synopsys), Cadence Design Systems, Inc. (Cadence) and Alphawave IP Group plc (Alphawave). The principal competitive factors in our market include:
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
Employees and Human Capital Resources
As of April 29, 2023, approximately 81% of our 438 full-time equivalent employees were engineers. Of our employees, 174 were located in North America and 264 were located in Asia. None of our employees are represented by a labor union or subject to a collective bargaining agreement, and we have never experienced a labor-related work stoppage.
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
We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration in the United States. We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under “—Manufacturing and Suppliers.”
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
Available Information
Founded in 2008, Credo has an international footprint with offices in North America and Asia. Our registered mailing address is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Our principal website is www.credosemi.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with, or furnished to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov.

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
In fiscal 2023, we had three customers that each accounted for 10% or more of our total revenue. These customers accounted for 46%, 13% and 12% of our total revenue in fiscal 2023, respectively. In addition, in fiscal 2023, sales to our top 10 customers accounted for approximately 90% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products or solutions at all, may purchase fewer products or solutions than they did in the past or may alter their purchasing patterns. For example, in February 2023, we announced that our largest customer reduced its demand forecast for certain of our products for reasons we understand are unrelated to our performance, which negatively impacted our fiscal 2023 fourth quarter revenue and our fiscal 2024 revenue expectations. Further, the amount of revenue attributable to any single customer or our general customer concentration, may fluctuate in any given period.
In addition, our relationships with some customers may deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer these customers favorable terms, including the right to terminate or delay orders on little notice, exclusivity or most favored nation pricing on our products. Such agreements could impair our operating results. In the event of pricing reductions or financial incentives for key customers, our average selling prices and gross margins would decline. The loss of a key customer, any reduction in sales to any key customer or our inability to attract new significant customers could negatively impact our revenue and materially and adversely affect our business or results of operations.
We do not have long-term purchase commitments from our customers, and if our customers cancel or change their purchase orders, our revenue and operating results could suffer.
Substantially all of our product sales to date have been made on a purchase order basis. We generally do not obtain long-term commitments with our customers or commitments for minimum purchases from our customers. Our arrangements with our customers permit our customers to cancel, change or delay their product purchase orders upon specified notice and subject to negotiated limitations. In some cases our customers may cancel purchase orders on relatively short notice to us and without penalty to them. In addition, customers may delay delivery of orders to a subsequent fiscal quarter. Our revenue and operating results have, and could in the future, fluctuate materially and have, and could in the future, be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. Our customers may decide to purchase fewer units than they have in the past, alter their purchasing patterns at any time with limited notice, change the terms on which they are prepared to do business with us or decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition and results of operations. For example, in February 2023, we announced that that our largest customer reduced its demand forecast for certain of our products for reasons we understand are unrelated to our performance, which negatively impacted our fiscal 2023 fourth quarter revenue and our fiscal 2024 revenue expectations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect our business, financial condition and results of operations.
We have incurred net losses and have an accumulated deficit, and we may incur additional net losses in the future.
We have a history of net losses and experienced net losses of $16.5 million and $22.2 million for fiscal 2023 and 2022, respectively, primarily attributable to increased operating expenses, such as investments in research and development, including share-based compensation. As of April 29, 2023, we had an accumulated deficit of $107.0 million.
We cannot assure you that we will generate sufficient revenue to offset the cost of growing our business in the future. Our revenue or revenue growth rate may decline in the future because of a variety of factors, including increased competition, reduced demand for our products and the maturation of our business. You should not consider our historical revenue growth or operating expenses as indicative of our future performance.
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
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this filing:
•the impact of public health measures and of armed conflict, war, terrorism and other geopolitical conflicts on our business, suppliers and customers;
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
•uncertainty as a result of the current macroeconomic environment, which has been characterized by rising interest rates and inflation, geopolitical instability, public health measures, and supply chain uncertainty;
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
We face macroeconomic risks, including but not limited related to recessions, inflation, stagflation and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or as a result of expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors or other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect receivables or otherwise harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies, and commodities have from time to time become restricted and general market factors and conditions (such as inflation or supply chain constraints) have in the past and may in the future affect the pricing of such components, supplies and commodities.
Our future success depends upon our ability to execute our strategy successfully.
Prior to fiscal 2021, the majority of our total revenue was derived from our IP solutions and related licensing revenue. However, our business strategy is to build on our IP portfolio as a product-focused business to deliver comprehensive connectivity products. Revenue from sales of our products accounted for 77%, 69% and 47% of our total revenue in fiscal 2023, 2022 and 2021, respectively. We are still in the process of implementing our strategy to focus on product sales, and we cannot be certain that this strategy will succeed. To succeed, we will need to develop products that achieve market acceptance, broaden our customer base and manage the risks relating to product development and sales, including developing, introducing and marketing new products and technologies on a timely basis, managing supply chain and manufacturing risks, achieving design wins, managing product costs, and anticipating customer demand and requirements.
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
Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our principal competitors with respect to our products include Broadcom and Marvell (which recently acquired Inphi Corporation, another competitor of ours) as well as various DAC suppliers. Our principal competitors with respect to IP licensing include Synopsys, Cadence and Alphawave. We expect competition will increase as our market grows, connectivity technology advances and existing competitors improve or expand their product offerings. In addition, new companies could enter our market, creating additional competition in the future.
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings, and may be able to bundle their products to gain market share. This in turn may enable them to better withstand adverse economic or market conditions, such as those caused by uncertainty as a result of the recent macroeconomic environment, which has been characterized by rising interest rates and inflation, geopolitical instability, public health measures, and supply chain uncertainty. These factors are causing companies across the semiconductor industry to reduce spending and tighten inventory controls, which could negatively impact our business, financial condition, and results of operations. Our ability to compete successfully will depend on a number of factors, including:
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
Industry consolidation may lead to increased competition. Our competitors may also establish cooperative relationships among themselves or with third parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share. There has been a trend toward industry consolidation in our markets for several years, including the recent acquisition of Inphi Corporation by Marvell, two of our competitors. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results. Any of these factors, alone or in combination with others, could harm our business, financial condition, and results of operations and result in a loss of market share and an increase in pricing pressure.
We may incur substantial expenses to develop, market, and qualify products that may not generate any revenue.
We are focused on securing design wins that enable us to sell our products and solutions. We consider a design win to occur when a customer notifies us that it has selected our products or technology to be incorporated into a product or system under development, often as part of a competitive technology review and bid process. While not legally enforceable contractual obligations, we believe design wins are an important step towards the adoption of our products or technologies by a customer, as competition for design wins is a highly selective process and generally results in the customer devoting substantial resources in partnering with us in development. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate our limited engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product to a particular customer. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to any particular customer, we may lose the opportunity to make future sales of those products to that customer for a significant period of time or at all and experience an associated decline in net sales relating to those products.
Even when we do achieve a design win, we may never generate any revenue despite incurring development expenditures. For example, despite achieving a design win, the customer may determine not to proceed with a contemplated project and cancel the project with little notice to us, resulting in a loss of projected revenue. In addition, our design cycle from initial engagement to volume shipment is typically two to three years, so even after securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle.

Our customers may take several months or more than a year to evaluate our products and solutions. For example, prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and materially and adversely affect our business, financial condition and results of operations.
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
We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to successfully manage our relationships with such third-party contractors could adversely affect our revenue and operating results.
We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We currently outsource all of our IC manufacturing to TSMC, with the remaining assembly and testing processes outsourced to other subcontractors primarily in Asia. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amkor, ASE, KYEC, and TeraPower for our IC products, and BizLink and Foxlink for our AEC products. The failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated, as we may be unable to obtain alternative manufacturing capacity.
Relying on third-party manufacturing, assembly and testing presents significant risks to us, including the following:
• failure by us, our customers or their end customers to qualify a selected supplier;
• capacity shortages during periods of high demand;
• reduced control over delivery schedules and quality;
• shortages of materials;
• third parties infringing, misappropriating or otherwise violating our intellectual property rights;
• impairment of the operation or security of our products if errors or other defects occur in the third-party technologies we use, and difficulties correcting such errors or defects because the development and maintenance of those technologies is not within our control;
• limited warranties on wafers or products supplied to us; and
• potential increases in prices or reduced yields.
The ability and willingness of our third-party contractors to perform is largely outside our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, if that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response to a general decline in the semiconductor or electrical cable industry, or any of those facilities are unable or unwilling to keep pace with the growth of our business, we could have difficulties fulfilling our customer orders and our revenue could decline. In addition, if these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, which could materially and adversely affect our business, financial condition and results of operations.
We do not generally have long-term contracts with our suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors that could lead to interruption of supply or increased demand in the industry. For example, public health crises, trade sanctions, the armed conflict in Ukraine and other factors have led to worldwide supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by an unfavorable macroeconomic environment, including as a result of increased trade tensions between the U.S. and its trading partners, particularly the PRC. In the event that we cannot timely obtain materials in sufficient quantities or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Additionally, as our fabrication and assembly and test contractors are located in the Pacific Rim region, principally in Taiwan, our manufacturing capacity may be similarly reduced or eliminated due to natural disasters, including earthquakes, drought or typhoons, political unrest, trade restrictions, war or undeclared armed conflict, including terrorism, labor strikes, work stoppages or public health crises. This could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected contractor to another third-party vendor. There can be no assurance that alternative manufacturing capacity could be obtained on favorable terms, if at all.

We may experience difficulties demonstrating the value of newer solutions to customers, and we may be unable to sell new generations of our products if customers believe existing solutions are adequate to meet end customer expectations.
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
The success of our products is dependent in part on our customers’ ability to develop products that achieve market acceptance, and our customers may fail to do so.
The success of our products is heavily dependent on the timely introduction, quality and market acceptance of our customers’ products incorporating our products, which are impacted by factors beyond our control. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers, changing market requirements, such as a customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. In other cases, customer products are delayed due to incompatible deliverables from other vendors. We incur significant design and development costs in connection with designing our products for customers’ products that may not ultimately achieve market acceptance. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials or incompatible deliverables from other vendors, they may delay, change or cancel a project, and we may have incurred significant additional development costs and may not be able to recoup our costs, which in turn would adversely affect our business, financial condition and results of operations.
The complexity of our products could result in undetected defects; we may be subject to warranty claims and product liability, which could result in a decrease in customers and revenue, unexpected expenses and loss of market share, and our product liability insurance may not adequately cover our costs arising from product defects or otherwise.
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
We may not accurately anticipate market trends and changing industry standards, and if we fail to adequately address these trends or prevailing industry standards on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
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
To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability while meeting industry standards and the cost expectations of our customers. The introduction of new products by our competitors, the delay or cancellation of a system or platform for which any of our products are designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive from a pricing standpoint, obsolete or otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts or changes in industry standards could result in decreased revenue and our competitors achieving design wins over us. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, customers are unlikely to change to another design, once adopted, until the next generation of a technology. Moreover, products for our target markets are based on industry standards that are continually evolving, and industry standards are often developed and promoted by larger companies who are industry leaders and provide other components of the systems in which our products are incorporated. If larger companies do not support the same industry standards that we do, or if competing standards emerge, it could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain customers. As a result, if we fail to introduce new or enhanced products that meet prevailing industry standards and the needs of our customers or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will lose market share and our competitive position, potentially on an extended basis, and our operating results will be adversely affected. Our pursuit of necessary technological advances will also require substantial time and expense.
We generally do not maintain long-term supply contracts with TSMC or other third-party manufacturers or suppliers, and any disruption in our supply of products or materials could negatively affect our business, financial condition and results of operations.
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
Supply of raw materials may be negatively impacted by an unfavorably macroeconomic environment, including as a result of increased tensions between the United States and its trading partners, particularly the PRC. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We rely on the ability to use and the success of third-party technologies to develop our products[, and our inability to use such technologies in the future would harm our ability to remain competitive.
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
We may not be able to meet manufacturing yields that allow us to meet customer demand and maintain our gross margins.
We depend on satisfactory wafer foundry manufacturing capacity, wafer prices and production yields, as well as timely wafer delivery to meet customer demand and enable us to maintain gross margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our IC foundry vendor, TSMC, other manufacturers with which we contract and any foundries we may employ in the future may experience manufacturing defects and reduced manufacturing yields from time to time. If these vendors were to extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. Further, any new foundry vendors we employ may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that we employ could result in lower than anticipated production yields or unacceptable performance of our devices. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. Poor production yields from the foundries that we employ, or defects, integration issues or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend.
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
We may be unable to develop or maintain our relationships with industry and technology leaders to enhance our product offerings.
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
Our gross margins may fluctuate due to a variety of factors.
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
The COVID-19 pandemic has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.
Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic or other future pandemics. In addition to global and domestic macroeconomic effects, during fiscal 2022 and 2023, the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, subcontractors and customers have been, and may continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, testing, and packaging activities or the operations of our manufacturing partners, suppliers, distributors, sub-contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.
Although the pandemic related restrictions above have eased in many places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, during fiscal year 2023 COVID-19 continued to disrupt business activities, trade, and supply chains in many countries. We expect lingering impacts related to COVID-19 to continue for the foreseeable future. For example, we were impacted by COVID-19 outbreaks in Asia during the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.
In addition to operational and customer impacts, the COVID-19 pandemic has had, and is expected to continue to have (and future pandemics are expected to have), a significant impact on the economies and financial markets of many countries including an economic downturn, which has affected and may in the future affect demand for our products and impact our operating results in both the near and long term. There can be no assurance that any decreases in sales resulting from the COVID-19 pandemic (or any future pandemic) will be offset by increased sales in subsequent periods.
Our ongoing efforts to manage these and other potential impacts of the COVID-19 pandemic (and any impacts of future pandemics) may be unsuccessful. As the COVID-19 pandemic reaches endemic stages, due to the continued uncertainty regarding its severity and duration (including resurgences or mutations of the virus), related public health measures and macroeconomic impacts, at this time we are unable to predict its full impact on our business, financial condition, operating results and cash flows.
We may not receive timely payments from our customers, which could adversely affect our business, financial condition and results of operations.
Our ability to receive timely payments from our customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers, we had no reserve for credit losses as of April 29, 2023 and April 30, 2022. If our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition and results of operations would be adversely affected.
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
We may not be able to effectively manage our growth without incurring significant expenditures necessary to address the additional operational and control requirements of our growth.
To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. In addition, in connection with operating as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies.
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
If we fail to retain any distributors upon which we rely to assist in selling our products, or if any of these parties fail to perform as expected, it could reduce our future sales.
To the extent we rely on distributors, we may be unable to predict the extent to which these distributors will be successful in marketing and selling our products. Moreover, many of these distributors are also likely to market and sell competing products, which may affect the extent to which they would promote our products. Even where our relationships are formalized in contracts, distributors have the right to terminate their relationships with us at any time. Our future performance may also depend, in part, on our ability to attract distributors who would be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain distributors or find replacement distributors, our business, financial condition and results of operations could be harmed. Moreover, because we do not control the sales representatives and other employees of our distributors, any actions by the sales representatives and other employees of our distributors that do not comply with our sales process or priorities or applicable regulatory requirements could harm the reputation of our company or our products, result in legal liability to us or result in sales that are below our expectations, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our compliance with applicable environmental, health and safety laws could increase our costs, restrict our operations and require expenditures that could negatively affect our results of operations and financial condition.
We and our manufacturers and other suppliers are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. If these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our ordinary shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.
Section 404(a) of the Sarbanes-Oxley Act requires that beginning with this Annual Report on Form 10-K, management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. In addition, we are no longer an “emerging growth company” under the JOBS Act, and, beginning with this Annual Report on Form 10-K, Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our ordinary shares.

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
Based on the manner in which we currently conduct our business, our current and expected composition of our income and assets and the estimated value of our assets, we believe that we were not a PFIC for our taxable year ending on April 29, 2023. However, our PFIC status for any year is based on an annual determination for such year, and there can be no assurance that we will not be a PFIC for our current taxable year or any future taxable year. If we were a PFIC for any taxable year during which a U.S. taxpayer held ordinary shares, the U.S. taxpayer generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain distributions and additional reporting requirements.
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
Risks Related to Our Industry
Our target customer and product markets may not grow or develop as we currently expect.
Within the data infrastructure industry, our target markets include the networking OEMs, optical module OEMs, hyperscalers, 5G communications, IoT, HPC and artificial intelligence markets. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our business, financial condition and results of operations. Further, these markets are relatively new and still developing, and if our target customer markets do not grow or develop in ways that we currently expect, demand for our products and solutions may not materialize as expected, which would also negatively impact our business, financial condition and results of operations.
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
The market demand for 100G/200G/400G/800G/I.6T solutions may not sufficiently develop or may develop more slowly than expected.
We are currently investing significant resources to develop semiconductor solutions supporting 100G/200G/400G/800G/1.6T data transmission rates in order to increase the number of such solutions in our product line. If we fail to accurately predict market requirements or market demand for 100G/200G/400G/800G/1.6T semiconductor solutions, or if our 100G/200G/400G/800G/1.6T semiconductor solutions are not successfully developed or competitive in the industry, our business will suffer. If 100G/200G/400G/800G/1.6T networks are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize any benefits from our investment. As a result, our business, financial condition and results of operations would suffer.
Our business is dependent on continued capital expenditures by data centers and service providers, and any downturn that such centers or providers experience could negatively impact our business, financial condition and results of operations.
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
The data infrastructure industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $76.8 million for fiscal 2023. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Raw material price fluctuations can increase the cost of our products and impact our ability to meet customer commitments.
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
The general compute and Artificial Intelligence and Machine Learning (AI/ML) infrastructure market is an emerging market that will depend on the success of generative AI technologies, and this market may not develop as we currently expect, including due to regulatory uncertainty.
Our hyperscale customers are increasingly pursuing AI/ML infrastructure, and we believe the AI/ML infrastructure market is a significant growth opportunity for our connectivity solutions. Our business operations and future prospects in the AI/ML infrastructure market will depend, in part, on the successful development, deployment, and market acceptance of generative AI technologies. Generative AI involves the use of advanced algorithms and machine learning techniques to create content, generate ideas, or simulate human-like behaviors. While we believe generative AI presents significant opportunities for our connectivity solutions, there are inherent risks and challenges that could hinder our success in this domain, including but not limited to:
•Uncertain Commercial Viability: The development and adoption of generative AI technologies are still in their early stages, and their commercial viability is uncertain. There is a risk that the demand for connectivity solutions for such technologies may not meet our expectations or that market acceptance may be slower than anticipated. Failure to achieve widespread acceptance and generate significant revenues from generative AI technologies could negatively impact our financial condition and results of operations.

•Technical Limitations and Failures: The development of generative AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of user confidence which, in turn, could result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market.
•Regulatory and Compliance Risks: Generative AI technologies, and the perceived risks in the use and development of generative AI technologies, is emerging as a source of significant media attention and societal and political debate. The regulatory landscape surrounding generative AI technologies is evolving, and there is currently significant uncertainty as to whether governmental authorities, self-regulatory institutions or other regulatory authorities will take additional action to curtail the development or use of generative AI technologies. Moreover, laws, regulations or industry standards that develop in response to generative AI technologies may be burdensome or may prohibit the deployment of generative AI technologies for one or more uses, any of which could result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market.
•Ethical Considerations and Public Perception: Generative AI technologies raise ethical concerns related to privacy, transparency, fairness, and potential misuse. Public perception of AI and its societal impacts could affect the adoption and acceptance of generative AI systems. Negative media coverage, public backlash, or ethical controversies involving AI technologies, whether related to any company’s specific products or the industry as a whole, could harm the reputation of companies providing generative AI systems, limit their market opportunities, or result in additional regulatory scrutiny, any of which could result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market.
These risks are not exhaustive, and additional factors that are currently unknown or beyond our control may also impair the development, deployment, or commercialization of generative AI technologies, which in turn would result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market and could materially and adversely affect our growth prospects and results of operations.
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
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and our investors, it could harm our reputation, such customers may stop purchasing products from us, which would harm our revenue and results of operations, or such investors may sell their shares, which could cause the trading price of our ordinary shares to decline.
In addition, as part of their corporate social and environmental responsibility programs, as well as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which imposes disclosure requirements regarding the use in components of products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether the components of such products are manufactured by them or third parties, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results. In addition, there are additional costs to us associated with complying with these disclosure requirements and customer requests, such as costs related to our due diligence to determine the source of any conflict minerals used in our products. Compliance with these requirements could be expensive and we may face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in products through the procedures we have implemented.

Risks Related to Our International Operations
Our business, financial condition and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which we conduct business.
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Asia. In addition, we conduct research and development activities in the United States, mainland China, Taiwan and Hong Kong. We also conduct marketing and administrative functions in the United States and mainland China. In addition, members of our sales force are located in the United States, mainland China, Taiwan, Japan and Canada. Accordingly, our business and operating results are impacted by worldwide economic conditions. Uncertainty about current global economic conditions, which has been characterized by rising interest rates and inflation, geopolitical instability, continuing risk from the COVID-19 pandemic and public health measures related to it, and supply chain uncertainty, has caused, and may continue to cause, businesses to postpone or reduce spending. This in turn could have a material adverse effect on our supply chain or the demand for our products or the systems into which our products are incorporated. Multiple factors relating to our international operations and to particular countries in which we operate could negatively impact our business, financial condition and results of operations. These factors include:
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
•restrictions, including economic sanctions, imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts, war, climate change or the COVID-19 pandemic, and the complexity of complying with those restrictions;
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
We service our customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, environmental impact, securities regulation, anti-competition, data security, privacy, labor relations, wages and severance and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of the PRC or Taiwan, where we have significant operations, and jurisdictions where we seek to expand. U.S. laws could also directly conflict with PRC laws, forcing businesses to choose between compliance with conflicting legal regimes. For example, in January 2021, the Ministry of Commerce of the People’s Republic of China (MOFCOM) issued MOFCOM Order No. 1 of 2021 on Rules Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures (Order No. 1). MOFCOM’s Order No. 1 established a blocking regime aimed at counteracting the impact of foreign sanctions on Chinese persons and entities. It allows MOFCOM to prohibit Chinese persons and entities from complying with identified foreign laws and creates a private right of action for Chinese entities and persons affected by those laws to seek damages. Order No. 1 will become operational once the Chinese government identifies the specific extraterritorial legislation and other measures to which it applies. These measures could include U.S. export controls and sanctions. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us.
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
Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws and sudden or unexpected changes in policies, laws and regulations in the PRC, could adversely affect us.
We generated 53% of our revenue in mainland China in fiscal 2023, and 4% of our assets (by book value) were held in mainland China as of April 29, 2023. Our operations in mainland China are governed by the PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. In addition, any new PRC laws or changes in PRC laws and regulations related to, among other things, foreign investment and manufacturing in the PRC could have a material adverse effect on our business and our ability to operate our business in mainland China.
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
Based on our understanding of the current PRC laws and regulations and the proposed drafts of the Administration Provisions and the Measures, our company and PRC subsidiaries are not required to obtain any prior permission under the M&A Rules or the Opinions from any PRC governmental authorities including the CSRC (either under its current rules or the proposed drafts of the Administration Provisions and the Measures, if enacted as currently drafted) for the continued listing of our securities on the Nasdaq. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would agree with our interpretation of the laws and regulations, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or adopt new interpretation of existing rules that would require us to obtain and maintain CSRC or other PRC governmental approvals or complete certain filing procedures. If we do not receive and maintain any such approvals or not duly complete any such filing procedures, incorrectly conclude that such approvals or filing procedures are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain such approval or complete such filing procedures in the future, it could significantly limit our ability to offer or continue to offer securities to investors and cause the value of our ordinary shares to significantly decline.
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
PRC regulation of offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.
We are an offshore holding company conducting our operations in mainland China through our PRC subsidiaries. We may make loans to our PRC subsidiaries subject to the approval or registration from governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly owned subsidiaries in the PRC. Any loans to our wholly owned subsidiaries in mainland China, which are treated as foreign invested enterprises under PRC laws, are subject to foreign exchange loan registrations, and cannot exceed statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or the upper limit calculated based on a statutory formula. In addition, a foreign-invested enterprise (FIE) shall use its capital pursuant to the principle of authenticity and self-use within its business scope, unless otherwise permitted by relevant laws and regulations. Under the relevant PRC laws and regulations, the foreign capital of an FIE shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprise (which typically does not include domestic equity investments unless specifically permitted subject to certain conditions as required by applicable PRC laws and regulations) or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).
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
We are subject to economic sanctions, export control and similar laws[, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations].
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
We face significant political risks associated with doing business in Taiwan, particularly due to the tense relationship between Taiwan and mainland China, that could negatively affect the trading price of our ordinary shares.
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
We are subject to fluctuations in exchange rates between and among the currencies of the countries in which we do business.
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
We have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks accurately could adversely affect our operating results.
Any failure to comply with foreign exchange registration requirements may expose us or our PRC resident beneficial owners or PRC participants of employee stock incentive plans to liability and penalties under PRC law.
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
We are subject to potential political, legal and economic instability in Hong Kong.
We generated 5% of our revenue in Hong Kong in fiscal 2023, and 25% of our assets (by book value) were held in Hong Kong as of April 29, 2023. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. Such protests have negatively impacted the economy of Hong Kong, including the retail market, property market, stock market and tourism.
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
We are subject to existing and developing national security laws and regulations in Hong Kong that could materially impact our business by possibly triggering sanctions and other measures, any of which may cause economic harm to our business.
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
In the future, we may rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and our subsidiaries may be unable to make any such payments to us.
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
Risks related to the protection of our intellectual property, particularly outside the United States. We use a significant amount of intellectual property in our business. Monitoring unauthorized use of our intellectual property can be difficult and costly and if we are unable to obtain, maintain and protect our intellectual property, our business could be adversely affected.
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
Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data privacy laws and regulations, including the European Union’s General Data Protection Regulation, effective May 2018 and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectivelly, “CCPA”), pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. Among other things, the CCPA provides California residents with certain individual privacy rights and imposes data privacy and security obligations on covered businesses including, among others, obligations to comply with certain privacy requests made by California residents and requirements to provide enhanced privacy notice disclosures. The CCPA is enforced by both the Office of the Attorney General of California and the newly-established California Privacy Protection Agency, and failure to fully comply can result in regulatory fines of up to $2,500 per violation (which has been interpreted to mean per impacted individual) and up to $7,500 for knowing/willful violations. In addition, laws in all 50 U.S. states (along with Washington D.C. and Puerto Rico) have laws which include obligations to provide notifications of security breaches of computer databases that contain personal information to affected individuals, state officers and others, and several states, including Virginia, Colorado, Connecticut, Utah and Iowa have enacted their own separate, comprehensive privacy laws (which are now effective or soon-to-become effective) to protect consumers. These and other similar state laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements. Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or data protection, or other information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition and results of operations.
In addition, PRC regulatory authorities have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, China’s Cyber Security Law, which became effective in June 2017, established China’s first national-level data protection for “network operators,” which include the organizations in the PRC that provide internet information services among others. The Cyber Security Law requires network operators to perform certain functions related to cybersecurity protection. In addition, the Cyber Security Law imposes certain requirements on network operators of critical information infrastructure (CIIOs). For example, CIIOs generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of the PRC, and shall perform certain security obligations as required under the Cyber Security Law, including that the CIIOs shall pass the national security review when purchasing network product or service which may affect national security. In addition, China’s Data Security Law, which was promulgated by the Standing Committee of the PRC National People’s Congress (the SCNPC), on June 10, 2021 and became effective on September 1, 2021, outlines the main system framework of data security protection. For example, the Data Security Law introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. Processors of “important data” are further required to conduct periodic risk assessment and submit assessment report to relevant regulatory authorities. In addition, the Data Security Law provides a national security review procedure for those data activities which may affect national security. Furthermore, Regulations on the Security Protection of Critical Information Infrastructure (the CII Protection Regulations), which was promulgated by the State Council of the PRC on July 30, 2021 and became effective on September 1, 2021, stipulates the obligations and liabilities of the regulators, society and CIIOs in protecting the security of critical information infrastructure (the CII). According to the CII Protection Regulations, regulators supervising specific industries shall formulate detailed guidance to recognize the CII in the respective sectors, and CIIOs shall take the responsibility to protect the CII’s security by performing certain prescribed obligations. For example, CIIOs are required to conduct network security test and risk assessment, report the assessment results to relevant regulatory authorities, and timely rectify the issues identified at least once a year. On December 28, 2021, the Cyberspace Administration of China (CAC), together with other PRC regulatory authorities, jointly issued the revised Cybersecurity Review Measures, which became effective on February 15, 2022 and replaces its predecessor regulation. The Cybersecurity Review Measures provide, among others, (i) the purchase of cyber products and services by CIIOs, and network platform operators, which engage in data processing activities that affect or may affect national security, shall be subject to the cybersecurity review by the Cybersecurity Review Office, which is the department responsible for the implementation of cybersecurity review under the CAC; and (ii) network platform operators with personal information of over one million users that seek for listing on a foreign stock exchange shall apply for a cybersecurity review by the Cybersecurity Review Office. In addition, the Cybersecurity Review Measures provide that relevant regulatory authorities may initiate a cybersecurity review against CIIOs and network platform operators if they are deemed to engage in activities that affect or may affect national security by relevant regulatory authorities. However, the Cybersecurity Review Measures have not offered any explanation or interpretation for what constitute “affect or may affect national security,” and PRC authorities may have broad discretion in interpreting and enforcing these laws and regulations.
The Opinions, which were issued by the General Office of the State Council and the General Office of the CPC Central Committee on July 6, 2021, require the speedup of the revision of the provisions on strengthening the confidentiality and archives coordination between regulators related to overseas issuance and listing of securities, and improvement to the laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of, or in addition to the Cyber Security Law and Data Security Law. Drafts of some of these laws, regulations or measures have now been published, including the Draft Regulations for Internet Data Security published by the CAC on November 14, 2021 for public comments, which provides that data processors conducting the following activities, among others, shall apply for cybersecurity review: (i) merger, reorganization or division of Internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; or (ii) other data processing activities that affect or may affect national security. There have been no clarifications from the authorities as of the date hereof as to the standards for determining such activities that “affects or may affect national security.”.
The exact scope of CIIOs, internet platform operator and important data under the current laws, regulations and regulatory regime remains unclear, and the authorities may have wide discretion in the interpretation and enforcement of the related laws and regulations. If we are deemed as a CIIO, an internet platform operator or as an operator who collects, uses and processes important data according to the Cyber Security Law, Data Security Law and other relevant laws and regulations, we may need to perform or be subject to certain prescribed obligations, and if we were found to be in violation of these applicable laws and regulations, we may be subject to administrative penalties, including fines and service suspension. We cannot assure you that we or any of our PRC subsidiaries will not be deemed to be subject to PRC cybersecurity review requirements under the Cybersecurity Review Measures or the

Draft Administrative Regulations (if enacted) as a CIIO or an internet platform operator that is engaged in data processing activities that affect or may affect national security, nor can we assure you that we or our PRC subsidiaries would be able to pass such review. If we or any of our PRC subsidiaries fails to receive any requisite permission or approval from the CAC for the business operations of our PRC subsidiaries, or the waiver for such permission or approval, in a timely manner, or at all, or inadvertently conclude that such permission or approval is not required, or if applicable laws, regulations or interpretations change and obligate us to obtain such permission or approval in the future, we or our PRC subsidiaries may be subject to fines, suspension of business, website closure, revocation of business licenses or other penalties, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future pursuant to new laws, regulations or policies. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with applicable laws and regulations may result in fines, suspension of business, website closure, revocation of business licenses or other penalties, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.We also cannot rule out the possibility that certain of our customers may be deemed as CIIOs, or as operators processing important data, in which case our products or services or data processing activities, if being deemed as related to national security, will need to be submitted for cybersecurity review before we can enter into agreements with such customers, and before the conclusion of such procedure, the customers will not be allowed to use our products or services. If the reviewing authority considers that the use of our services by certain of our customers involves risk of disruption, is vulnerable to external attacks, or may negatively affect, compromise, or weaken the protection of national security, we may not be able to provide our products or services to such customers, which could have a material adverse effect on our results of operations and business prospects.
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
(i) to recognize or enforce against the Company judgments of courts of the United States predicated upon the certain civil liability provisions of the securities laws of the United States or any state; and
(ii)    in original actions brought in the Cayman Islands, to impose liabilities against the Company predicated upon the civil liability provisions of the securities laws of the United States or any State, so far as liabilities imposed by those provisions are penal in nature.
In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and/or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
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
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, breach of fiduciary duty, unconscionable behavior or behavior which falls within the broad stable of conduct identifiable as ‘equitable’ fraud on the part of the director or officer in question. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful neglect or willful default. Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
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
The trading price and volume of our ordinary shares is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including but not limited to:
•actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns and unforeseen operating costs;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•announcements by our significant customers of changes to their product offerings, business plans or strategies;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
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
•changes in our management;
•general economic and market conditions;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
The market price of our ordinary shares could decline as a result of substantial sales of our ordinary shares, particularly sales by our directors, executive officers and significant shareholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 29, 2023, we had outstanding a total of 148,651,394 ordinary shares. All of these shares are freely tradable in the public market without restriction, except for any shares held by one of our existing “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of April 29, 2023, we also had outstanding a warrant to purchase up to 4,080,000 of our ordinary shares and options and restricted stock units covering 16,668,004 of our ordinary shares. All of the ordinary shares that are issuable upon exercise of the outstanding options and restricted stock units have been registered for public resale under the Securities Act. The warrants and ordinary shares will become eligible for sale in the public market to the extent such warrants and options are vested and exercised or such restricted stock units are settled, subject to compliance with applicable securities laws. Moreover, certain of our shareholders have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our shareholders.
If securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports, or fail to publish reports about our business, our ordinary share price and trading volume could decline.
The market price and trading market for our ordinary shares is influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our shares or change their recommendation about our competitors’ shares, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. In addition, if our operating results fail to meet the expectations created by securities analysts’ reports, our share price could decline.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, income taxes, impairment of long-lived assets, share-based compensation, operating leases and fair value of ordinary shares. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
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
As of April 29, 2023, our executive officers, directors and greater than 5% shareholders, in the aggregate, beneficially owned approximately 28.3% of our outstanding ordinary shares. As a result, such persons, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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
•shareholders are not permitted to increase the size of our board, fill vacancies on our board or remove directors without cause; and
•the ability of our board of directors, without action by our shareholders, to issue 50,000,000 preferred shares and to issue additional ordinary shares that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control.
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
Our corporate headquarters, our foundry vendor and some of our suppliers are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social or economic unrest and other potentially catastrophic events, any or all of which may increase as the result of climate change. In the event of a major earthquake, hurricane, flooding or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social or economic unrest or disease outbreak, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security or loss of critical data, any of which could have an adverse effect on our business, financial condition or results of operations.
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
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others.
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (SVB) was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. While we did not maintain any accounts with SVB, if other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table presents the approximate square footage of our significant leased facilities as of April 29, 2023:

		(Square Feet)
Locations	Primary Use	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	89,727
Mainland China	Research and design, administration and operations	66,929
Taiwan	Research and design, administration and operations	18,537
Hong Kong	Administration and operations	7,088
	Total	182,281
(1) Lease terms expire in various years from 2023 through 2030.
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
Our ordinary shares have been traded on the Nasdaq Global Select Market under the symbol “CRDO” since January 27, 2022, the first trading day following our IPO.
Holders
On June 15, 2023, there were 103 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our ordinary shares on behalf of shareholders.
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
The graph below compares the cumulative total return on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index during the period from January 27, 2022 to April 29, 2023. The graph compares a $100 investment on January 27, 2022 in our ordinary shares with a $100 investment on January 27, 2022 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Our IPO
On January 31, 2022, we closed our IPO, in which we issued and sold 18,383,800 of our ordinary shares and certain of our existing shareholders sold an aggregate of 1,616,200 of our ordinary shares at an offering price of $10.00 per share. On February 10, 2022, we issued and sold an additional 3,000,000 of our ordinary shares pursuant to the underwriters’ option to purchase additional shares from us at an offering price of $10.00 per share. All of the shares sold were registered under the Act pursuant to a registration statement on Form S-1 (File No. 333-261982) (the Registration Statement), which became effective on January 26, 2022. The offering resulted in proceeds to us of approximately $194.2 million, net of underwriting discounts and offering costs. There has been no material change in the planned use of the proceeds from our IPO as described in our final prospectus filed with the SEC on January 27, 2022.

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
A discussion regarding our financial condition and our results of operations for the fiscal year ended April 29, 2023 compared to the fiscal year ended April 30, 2022 is presented below. A discussion regarding our results of operations for the fiscal year ended April 30, 2022 compared to the fiscal year ended April 30, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC on June 8, 2022.
Overview
Credo is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to achieve similar performance to leading competitors’ products but in a lower cost, more highly available legacy node (n-1 advantage). Beyond power and performance, Credo continues to innovate to solve customers’ system level requirements. We partner with Microsoft on our HiWire Switch AEC and open-source implementation that helps realize Microsoft’s vision for a highly reliable network-managed dual-Top-of-Rack (ToR) architecture (a network architecture design in which computing equipment located within the same or an adjacent rack are, for redundancy, connected to two in-rack network switches, which are, in turn, connected to aggregation switches via fiber optic cables), overcoming complex and slow legacy enterprise approaches, simplifying deployment and improving connection reliability in the data center.
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, Artificial Intelligence and Machine Learning (AI/ML) infrastructure, multi-service operators (MSOs), and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.

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
•In 2022, we released our 112G/lane AEC products including 400G, 800G and 1.6T varieties and expanded our AEC engagement to a second major hyperscaler, who awarded us with its next generation NIC-TOR AEC program and completed qualification.
•In 2023, we expanded our AEC engagements to include all seven of the leading hyperscalers in the world, with additional program awards and qualifications.
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
During fiscal 2023 and 2022, we generated $184.2 million and $106.5 million in total revenue, respectively. Product sales and product engineering services revenue comprised 83% and 77% of our total revenue in fiscal 2023 and 2022, respectively, and IP license and IP license engineering services revenue represented 17% and 23% of our total revenue in fiscal 2023 and 2022, respectively. Geographically, 31% and 36% of our total revenue in fiscal 2023 and 2022, respectively, was generated from customers in North America, and 69% and 64% of our total revenue in fiscal 2023 and 2022, respectively, was generated from customers in the rest of the world, primarily in Asia. During fiscal 2023 and 2022, we generated $16.5 million and $22.2 million in net loss, respectively.

We derive the substantial majority of our revenue from a limited number of customers, and we anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
Our Business Model
We are a product-focused business with a strong foundation in IP, pioneering comprehensive connectivity solutions that deliver bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. We also develop IP solutions to address the specific and complex needs of our customers. We earn revenue from these IP solutions primarily through licensing fees and royalties. In addition to product sales and IP license revenue, we also generated revenue from providing engineering services as part of our product and license arrangements with certain customers. Product sales and product engineering services revenue comprised 83% and 77% of our total revenue in fiscal 2023 and 2022, respectively, and IP license and IP license engineering services revenue represented 17% and 23% of our total revenue in fiscal 2023 and 2022, respectively. Over time, we expect to generate an increased proportion of our revenue from sales of our products. We expect to see a long-term benefit from improvements in our operating leverage as our business continues to gain scale.
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

A summary of our revenue and associated gross margin by these revenue sources for fiscal 2023 and 2022 is presented below (in thousands, except percentages):

	Year Ended
	April 29, 2023	April 30, 2022
Revenue:
Product sales	$141,475	$73,721
Product engineering services	10,780	7,741
Total product sales and product engineering services	152,255	81,462
IP license	29,444	23,309
IP license engineering services	2,495	1,706
Total IP license and IP license engineering services	31,939	25,015
Total revenue	$184,194	$106,477

Gross margin:
Product sales	46.9%	45.6%
Product engineering services	91.0%	75.2%
Total product sales and product engineering services	50.0%	48.4%
IP license	96.0%	100.0%
IP license engineering services	71.7%	72.9%
Total IP license and IP license engineering services	94.1%	98.2%
Total gross margin	57.7%	60.1%
Over time, we anticipate that our revenues from product sales and IP license will become a larger proportion of total revenue relative to engineering services.
We incur certain costs associated with introducing new products to market which impact the gross margin associated with product sales. Over time, as revenue from our product sales increases, we expect these product introduction costs to decrease as a percentage of product sales revenue, resulting in a higher gross margin on product sales revenue.
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
Customer Demand and Pipeline
Demand for our products is dependent on conditions in the markets in which our customers operate, which are subject to cyclicality and competitive conditions, among other factors. We believe our relationships with the end customers of our products and the long-term implications of decisions to adopt our solutions provide us with valuable visibility into customer demand. Furthermore, our customers generally provide us with periodic forecasts of their requirements. This provides an opportunity for us to monitor and refine our business operations and plans. The majority of our product sales are made pursuant to standard purchase orders. Changes in customer forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory as well as fluctuations in our results of operations. For example, on February 14, 2023, we announced that our largest customer has reduced its demand forecast for certain Credo products for reasons we understand are unrelated to our performance. Although we do not expect our market share with the customer will be affected, the customer’s reduced demand forecast will have a substantial negative impact on our revenue and results of operations for our fiscal year ending April 27, 2024. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce and manage our operating expenses.
Pricing and Product Gross Margins
Our revenue is also impacted by changes in the number and average selling prices of our products. Our products are typically characterized by a life cycle that begins with higher average selling prices and lower volumes, followed by broader market adoption, which leads to higher volumes and average selling prices that are lower than initial levels. Our product gross margins will be affected by the extent to which these declines are paired with improvements in manufacturing yields and lower wafer, assembly and test costs that offset some of the margin reduction that results from lower average selling prices as well as the extent to which we introduce new products with higher initial average selling prices that achieve market acceptance. Our gross margins may also be affected by changes in the price of silicon wafers, copper cables, printed circuit boards (PCBs), testing costs and commodities, and the extent to which we are able to offset any increases in our costs through increases prices to our customers, productivity actions or other means. Our product gross margins may also fluctuate from period to period as a result of changes in average selling prices due to new product introductions or existing product transitions into larger scale commercial volumes and manufacturing costs as well as our product and customer mix.
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
Product Sales - We transact with customers primarily pursuant to standard purchase orders for delivery of products and generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. We offer standard performance warranties of twelve months after product delivery and offer limited product return rights to certain distributors. We recognize product sales when we transfer control of promised goods in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates.
IP License Revenue - Our IP license revenue consists of perpetual licenses, support and maintenance and royalties. We enter into perpetual semiconductor IP license agreements that have a fixed fee, whereby licensees pay a fixed fee for the right to incorporate our IP technologies into the licensee’s products. The IP license agreements do not typically grant the customer the right to terminate for convenience. Where such rights exist, termination is prospective, with no refund of fees already paid by the customer.
IP revenue recognition is dependent on the nature and terms of each agreement. We recognize IP license revenue at the point of time of the delivery of the IP. In connection with the license arrangements, we offer support to assist customers in qualifying their final product. Revenue from customer support is deferred and recognized ratably over the support period, which is typically one year.
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

Cost of Revenue
Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including stock-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of intellectual property purchased from third parties, write-down of inventories and amortization of production mask costs. Costs of revenue includes cost of product sales revenue, cost of product engineering services revenue, cost of IP license revenue and cost of IP license engineering services revenue.
Research and Development Expenses
Research and development expenses consist of costs incurred in performing research and development activities and includes salaries, share-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred.
We believe that continued investments in our products are important to our future growth and, as a result, we expect our research and development expenses to continue to increase in absolute dollars.
Selling, General and Administrative Expenses
Selling expenses consist of personnel costs including salaries, benefits and share-based compensation expense, field application engineering support, samples to customers, shipping costs and travel and entertainment costs.
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
We expect general and administrative expenses to increase in absolute dollars as we grow our operations and incur additional expenses associated with operating as a public company. These expenses as a result of operating as a public company include expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services. Additionally, as of April 29, 2023, we are no longer an “emerging growth company” under the JOBS Act and need to comply with additional disclosure and reporting requirements, including an annual management report on the effectiveness of our internal control over financial reporting and an annual attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our proxy statement and hold nonbinding advisory votes on executive compensation at our annual meeting of shareholders. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements.
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
Results of Operations
Years Ended April 29, 2023 and April 30, 2022

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of total revenue:

	Year Ended
	April 29, 2023	April 30, 2022
Revenue:
Product sales	76.8%	69.2%
Product engineering services	5.9%	7.3%
IP license	16.0%	21.9%
IP license engineering services	1.3%	1.6%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	40.8%	37.6%
Cost of product engineering services revenue	0.5%	1.8%
Cost of IP license revenue	0.6%	—%
Cost of IP license engineering services revenue	0.4%	0.5%
Total cost of revenue	42.3%	39.9%
Gross margin	57.7%	60.1%
Operating expenses:
Research and development	41.7%	45.0%
Selling, general and administrative	26.2%	32.8%
Impairment charges	1.3%	2.9%
Total operating expenses	69.2%	80.7%
Operating loss	(11.5)%	(20.6)%
Other income (expense), net	1.8%	(0.2)%
Loss before income taxes	(9.7)%	(20.8)%
Benefit for income taxes	(0.7)%	—%
Net loss	(9.0)%	(20.8)%
Comparison of Years Ended April 29, 2023 and April 30, 2022
Revenue

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Product sales	$141,475	$73,721	91.9%
Product engineering services	10,780	7,741	39.3%
IP license	29,444	23,309	26.3%
IP license engineering services	2,495	1,706	46.2%
Total revenue	$184,194	$106,477	73.0%
Revenue for fiscal 2023 increased by $77.7 million primarily due to increases in product sales and IP license revenues, which increased by $67.8 million and $6.1 million, respectively.
The increase in product sales revenue was primarily due to an increase in the volume of unit shipments of AEC cables, which contributed more than 90% of the increase in product sales revenue. The AEC sales increase was primarily driven by the introduction of the AEC product category in fiscal 2021 and ramping of our AEC solutions at our first hyperscale data center customer in fiscal 2023.

The increase in IP license revenue was primarily driven by high-dollar IP licenses delivered to a customer that resulted in revenue recognition of $21.5 million during fiscal 2023, compared to $11.6 million revenue recognized during fiscal 2022, from the same customer.
Cost of Revenue

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Cost of product sales revenue	$75,143	$40,082	87.5%
Cost of product engineering services revenue	972	1,918	(49.3)%
Cost of IP license revenue	1,179	—	N/A
Cost of IP license engineering services revenue	706	462	52.8%
Total cost of revenue	$78,000	$42,462	83.7%
Cost of product sales revenue increased by $35.1 million in fiscal 2023 primarily due to higher product sales during the same period, which resulted in the higher product sales revenue as discussed above, and a $4.2 million increase of write-downs for excess and obsolete inventory.
Cost of IP license revenue in fiscal 2023 related to costs incurred for delivery of a milestone during the first quarter of fiscal 2023 on an IP licensing and development contract.
Gross Profit and Gross Margin

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Gross profit	$106,194	$64,015	65.9%
Gross margin	57.7%	60.1%
Gross margin decreased by 2.4 percentage points in fiscal 2023 primarily driven by an increase in our product sales revenue as a percentage of overall revenue as noted above given that our product sales has lower gross margin in relation to other revenue streams. Product sales gross margin increased by 1.3 percentage points in fiscal 2023 primarily from our product sales business gaining scale. We expect to see a long-term benefit from improvements in our operating leverage as our business continues to gain scale.
Research and Development

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Research and development	$76,774	$47,949	60.1%
% of total revenue	41.7%	45.0%
Research and development expenses for fiscal 2023 increased by $28.8 million compared to fiscal 2022. The increase was due primarily to a $9.8 million increase in personnel costs as a result of new hires for product development, an $8.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $3.6 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development, a $3.6 million increase in depreciation expense driven by increased computer equipment and software and laboratory equipment utilized in research and development activities, and a $1.4 million increase in information technology and facilities costs.

Selling, General and Administrative

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Selling, general and administrative	$48,248	$34,900	38.2%
% of total revenue	26.2%	32.8%
Selling, general and administrative expenses for fiscal 2023 increased by $13.3 million compared to the same period in fiscal 2022. The increase was due primarily to a $3.8 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $0.9 million increase in professional services spending, a $1.3 million increase in facility-related costs, a $1.6 million increase in director and officer insurance cost as a result of being a public company and a $5.6 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Impairment Charges

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Impairment charges	$2,407	$3,134	(23.2)%
% of total revenue	1.3%	2.9%
Impairment charges incurred in fiscal 2023 and 2022 were primarily related to the impairments on property and equipment that did not reach production qualification.
Benefit for Income Taxes

	Year Ended		% Change
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Benefit for income taxes	$(1,367)	$(37)	3594.6%
% of total revenue	(0.7)%	—%
Benefit for income taxes in fiscal 2023 increased by $1.3 million compared to the same period in fiscal 2022. The increase was primarily due to an increase in tax benefit of share-based compensation in fiscal 2023, compared to that in fiscal 2022.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through April 29, 2023, our operations have been financed primarily by net proceeds from our IPO, the sale of convertible preferred shares and ordinary shares prior to our IPO, and cash generated from our customers. As of April 29, 2023 and April 30, 2022, we had cash and cash equivalents of $108.6 million and $259.3 million, respectively, and working capital of $297.2 million and $305.7 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See also Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of our cash requirements under non-cancelable purchase obligations.
We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, customer demand and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods indicated.

	Year Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net cash used in operating activities	$(24,615)	$(30,832)
Net cash used in investing activities	$(130,941)	$(17,580)
Net cash provided by financing activities	$4,885	$204,181
Cash Flows Used in Operating Activities
Net cash used in operating activities was $24.6 million for fiscal 2023. The cash outflows from operating activities for fiscal 2023 were primarily due to $16.5 million of net loss and $50.4 million of cash outflows for working capital purposes, partially offset by $42.4 million of non-cash items. The cash outflows from working capital for fiscal 2023 were primarily driven by (a) an increase in accounts receivable of $20.0 million primarily due to increased sales in the fiscal 2023 compared to fiscal 2022 and timing of collection; (b) an increase in inventory of $24.4 million to support unfulfilled backlog and related new product ramps; and (c) an increase in other non-current assets of $8.0 million primarily due to refundable deposit payments for manufacturing commitments and an increase in deferred tax assets position.
Net cash used in operating activities was $30.8 million for fiscal 2022. The cash outflows from operating activities for fiscal 2022 were primarily due to $22.2 million of net loss and $29.6 million of cash outflows for working capital purposes, partially offset by $21.0 million of non-cash items. The cash outflows from working capital for fiscal 2022 were primarily driven by (a) an increase in accounts receivable of $15.9 million primarily due to increased sales in the fiscal 2022 compared to fiscal 2021 and timing of collection; (b) an increase in inventory of $21.7 million to better support unfulfilled backlog and related new product ramps; (c) and an increase in contract assets of $4.7 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached but the criteria for revenue had been met. This was offset by increases in accounts payable of $4.7 million and accrued expenses, compensation and other liabilities of $9.6 million due to amounts payable relating to increased purchases of inventory to support growing demand for our products.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $130.9 million in fiscal 2023 was attributable to purchases of property and equipment of $21.7 million and investment in certificates of deposit of $159.2 million, partially offset by maturities of investment in certificates of deposits of $50.0 million. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $17.6 million in fiscal 2022 was attributable to purchases of property and equipment, including third-party licenses. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and laboratory equipment used for research and development purposes.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities of $4.9 million for fiscal 2023 was primarily attributable to $5.5 million in proceeds from exercises of employee share options and the issuance of shares under our employee share purchase plan.
Net cash provided by financing activities of $204.2 million in fiscal 2022 was primarily attributable to $194.2 million in proceeds from our IPO, net of underwriting discounts and commissions and offering costs, $2.7 million in proceeds from exercises of share options and $7.2 million in proceeds from the issuance of convertible preferred shares, net of issuance costs.
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
Revenue Recognition
We recognize revenue upon transfer of control of promised goods and services in an amount that reflects the consideration we expect to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (SSP) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and our overall pricing objectives, while maximizing observable inputs. The determination of the SPP for certain of our IP requires fair value estimate under income approach, involving the estimation of future cash flow expected to be generated from the IP. Our policy is to record revenue net of any applicable sales, use or excise taxes.
We transact with customers primarily pursuant to standard purchase orders for delivery of products and generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. We offer standard performance warranties of twelve months after product delivery and offer limited product return rights to certain distributors, other than returns due to warranty issues. We recognize product sales when we transfer control of promised goods in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods, net of accruals for estimated sales returns and rebates.
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
The fair value of each restricted share unit is estimated based on the market price of our ordinary shares on the date of grant less the expected dividend yield. We estimate the fair value of share purchase awards on the date of grant using the Black-Scholes option-pricing model.
Forfeitures are recorded when they occur. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occur.
Recent Accounting Pronouncements
For more information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
JOBS Act Accounting Election
On the last business day of our second quarter in fiscal 2023, the aggregate market value of our shares held by non-affiliate shareholders exceeded $700 million. As a result, as of April 29, 2023, we are considered a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we ceased to be an emerging growth company as defined in the JOBS Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The majority of our sales and expenses are denominated in U.S. dollars. Since we operate in many countries, a portion of our international operational expenses is denominated in foreign currencies and exchange volatility could positively or negatively impact those operating expenses. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheets. These tax liabilities would be settled in local currency. Foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. We do not believe that foreign exchange volatility has had a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.
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
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that a hypothetical adverse change in exchange rates would have had on our financial statements, with all other variables held constant. If the U.S. dollar weakened by 10%, our operating expense in fiscal 2023 would have increased by approximately 2%.
Interest Rate Risk
We maintain an investment policy that requires minimum credit ratings and diversification of credit risk. We invest our excess cash primarily in money market mutual funds and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss). Investments in both fixed-rate and floating-rate interest-earning securities carry a degree of interest rate risk. The fair market value of fixed-rate securities may be adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than predicted if interest rates fall.

Item 8. Financial Statements and Supplementary Data
CREDO TECHNOLOGY GROUP HOLDING LTD
CONSOLIDATED FINANCIAL STATEMENTS
Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Credo Technology Group Holding Ltd (the Company) as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred shares and shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 29, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 22, 2023 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended April 30, 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendment.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Valuation
Description of the Matter
The Company’s inventories totaled $46.0 million as of April 29, 2023, representing 11.6% of total assets. As explained in Note 2 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because management’s assessment of whether a write down is required and the measurement of any excess of cost over net realizable value is judgmental and considers a number of qualitative factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including demand for the Company’s products, which considers adjustments to sales forecasts for specific product considerations, including but not limited to new product launches and expected industry sales growth.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory write-down process. This included controls over management’s assessment of inventory valuation, including the determination of forecasted usage of inventories.

Our audit procedures included, among others, evaluating the significant assumptions stated above and testing the completeness and accuracy of the underlying data used in management’s excess and obsolete inventory valuation assessment. We evaluated inventory levels compared to forecasted product demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Jose, California
June 22, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on Internal Control Over Financial Reporting
We have audited Credo Technology Group Holding Ltd’s internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Credo Technology Group Holding Ltd (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 29, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Credo Technology Group Holding Ltd (the Company) as of April 29, 2023 and April 30, 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred shares and shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 29, 2023, and the related notes and our report dated June 22, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
June 22, 2023

Credo Technology Group Holding Ltd
Consolidated Balance Sheets
(in thousands, except per share amounts)

	April 29, 2023	April 30, 2022
Assets
Current Assets:
Cash and cash equivalents	$108,583	$259,322
Short-term investments	109,228	—
Accounts receivable	49,541	29,524
Inventories	46,023	27,337
Contract assets	9,445	10,071
Prepaid expenses and other current assets	5,412	5,923
Total current assets	328,232	332,177
Property and equipment, net	40,222	21,844
Right of use assets	14,860	16,954
Other non-current assets	13,975	4,714
Total assets	$397,289	$375,689
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$6,067	$8,487
Accrued compensation and benefits	6,471	4,713
Accrued expenses and other current liabilities	14,454	12,063
Deferred revenue	4,040	1,234
Total current liabilities	31,032	26,497
Non-current operating lease liabilities	12,869	14,809
Other non-current liabilities	5,753	220
Total liabilities	49,654	41,526
Commitments and contingencies (Note 7)
Shareholders' equity:
Convertible preferred shares, $0.00005 par value; 50,000 shares authorized; no shares issued and outstanding at April 29, 2023 and April 30, 2022	—	—
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 148,651 and 144,755 shares issued and outstanding at April 29, 2023 and April 30, 2022, respectively	7	7
Additional paid in capital	454,795	424,562
Accumulated other comprehensive income (loss)	(191)	23
Accumulated deficit	(106,976)	(90,429)
Total shareholders' equity	347,635	334,163
Total liabilities and shareholders' equity	$397,289	$375,689
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Revenue:
Product sales	$141,475	$73,721	$27,477
Product engineering services	10,780	7,741	9,579
IP license	29,444	23,309	17,273
IP license engineering services	2,495	1,706	4,368
Total revenue	184,194	106,477	58,697
Cost of revenue:
Cost of product sales revenue	75,143	40,082	16,071
Cost of product engineering services revenue	972	1,918	3,168
Cost of IP license revenue	1,179	—	—
Cost of IP license engineering services revenue	706	462	1,180
Total cost of revenue	78,000	42,462	20,419
Gross profit	106,194	64,015	38,278
Operating expenses:
Research and development	76,774	47,949	34,845
Selling, general and administrative	48,248	34,900	28,667
Impairment charges	2,407	3,134	—
Total operating expenses	127,429	85,983	63,512
Operating loss	(21,235)	(21,968)	(25,234)
Other income (expense), net	3,321	(245)	(62)
Loss before income taxes	(17,914)	(22,213)	(25,296)
Provision (benefit) for income taxes	(1,367)	(37)	2,215
Net loss	$(16,547)	$(22,176)	$(27,511)
Net loss per share:
Basic and diluted	$(0.11)	$(0.25)	$(0.40)
Weighted-average shares used in computing net loss per share:
Basic and diluted	146,556	88,398	69,099
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Net loss	$(16,547)	$(22,176)	$(27,511)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(214)	(204)	378
Total comprehensive loss	$(16,761)	$(22,380)	$(27,133)
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2020	32,245	$98,617	72,545	$4	$9,506	$(151)	$(18,767)	$(9,408)
Issuance of Series D convertible preferred shares, net of issuance costs	9,934	49,465	—	—	—	—	—	—
Issuance of Series D+ convertible preferred shares, net of issuance costs	8,630	49,883	—	—	—	—	—	—
Ordinary shares issued under employee share incentive plans	—	—	2,613	—	1,448	—	—	1,448
Repurchase of ordinary shares	—	—	(6,876)	(1)	(932)	—	(21,975)	(22,908)
Share-based compensation	—	—	—	—	2,570	—	—	2,570
Total comprehensive gain (loss)	—	—	—	—	—	378	(27,511)	(27,133)
Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)
Issuance of Series D+ convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Conversion of preferred shares into ordinary shares	(52,060)	(205,210)	52,060	3	205,207	—	—	205,210
Issuance of ordinary shares in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	21,384	1	194,204	—	—	194,205
Ordinary shares issued under employee share incentive plans	—	—	3,029	—	2,731	—	—	2,731
Share-based compensation	—	—	—	—	9,188	—	—	9,188

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Warrant contra revenue	—	—	—	—	640	—	—	640
Total comprehensive loss	—	—	—	—	—	(204)	(22,176)	(22,380)
Balances at April 30, 2022	—	$—	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under employee share incentive plans	—	—	3,896	—	5,497	—	—	5,497
Share-based compensation	—	—	—	—	23,516	—	—	23,516
Warrant contract revenue	—	—	—	—	1,220	—	—	1,220
Total comprehensive loss	—	—	—	—	—	(214)	(16,547)	(16,761)
Balances at April 29, 2023	—	$—	148,651	$7	$454,795	$(191)	$(106,976)	$347,635

The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Cash flows from operating activities:
Net loss	$(16,547)	$(22,176)	$(27,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,514	4,793	2,218
Share-based compensation	23,516	9,188	2,570
Warrant contra revenue	1,220	640	—
Write-downs for excess and obsolete inventory	5,693	1,444	1,673
Impairment of assets	2,407	4,887	—
Changes in operating assets and liabilities
Accounts receivable	(20,017)	(15,879)	682
Inventories	(24,379)	(21,677)	(6,502)
Contract assets	1,609	(4,673)	(2,648)
Prepaid and other current assets	512	2,808	(7,016)
Other non-current assets	(7,977)	(1,654)	(1,528)
Accounts payable	(3,843)	4,748	1,336
Accrued expenses, compensation and other liabilities	491	9,601	(7,006)
Deferred revenue	3,186	(2,882)	1,371
Net cash used in operating activities	(24,615)	(30,832)	(42,361)
Cash flows from investing activities:
Purchases of property and equipment	(21,713)	(17,580)	(6,056)
Purchases of short-term investments	(159,228)	—	—
Maturities of short-term investments	50,000	—	—
Net cash used in investing activities	(130,941)	(17,580)	(6,056)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriter discounts and offering costs	—	194,205	—
Payments on technology license obligations	(616)	—	—
Proceeds from employee share incentive plans	5,501	2,731	1,448
Proceeds from issuance of convertible preferred shares, net of issuance costs	—	7,245	99,348
Payments for repurchase of ordinary shares	—	—	(22,908)
Net cash provided by financing activities	4,885	204,181	77,888
Effect of exchange rate changes on cash	(68)	(204)	378
Net increase (decrease) in cash and cash equivalents	(150,739)	155,565	29,849
Cash and cash equivalents at beginning of the year	259,322	103,757	73,908
Cash and cash equivalents at end of the year	$108,583	$259,322	$103,757
Supplemental cash flow information:
Income taxes paid	$(1,204)	$(427)	$(1,219)
Purchase of property and equipment included in accounts payable, accrued expenses and other liabilities	$10,909	$168	$19
Conversion of convertible preferred shares into ordinary shares upon initial public offering	$—	$205,210	$—
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
The Company is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G, 200G, 400G, 800G and emerging 1.6T markets. The Company’s products are based on its Serializer/Deserializer (“SerDes”) and Digital Signal Processor (“DSP”) technologies. The Company’s product families include integrated circuits (“ICs”), Active Electrical Cables (“AECs”) and SerDes Chiplets. The Company’s intellectual property (“IP”) solutions consist primarily of SerDes IP licensing.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the results of Credo Technology Group Holding Ltd and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. Accordingly, every fifth or sixth fiscal year will have a 53-week period. Our fiscal year ended April 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on July 30, 2022, the second quarter ended on October 29, 2022 and the third quarter ended on January 28, 2023.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income (loss) or cash flows for any of the periods presented.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share-based awards and customer warrant, valuation of ordinary shares, the realization of tax assets and estimates of tax reserves, impairment of long-lived assets, and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance related to the pandemic that would require management to update the significant estimates and assumptions used in the preparation of the consolidated financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.
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
Investments not considered cash equivalents and with maturities of one year or less from the consolidated balance sheet date are classified as short-term investments. Short-term investments consist of certificates of deposit with original maturity dates between three and twelve months.
The classification of our short-term investments is determined at the time of purchase, and such determination is reevaluated at each balance sheet date. Our short-term investments include certificates of deposit, which are classified as held-to-maturity. These investments are recorded at amortized cost basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral from them. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that  may affect collectability of the outstanding receivables. Management does not believe that an allowance for credit losses is needed as of April 29, 2023 or April 30, 2022 based on review of credit worthiness of the customers and their payment histories.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (“SSP”) basis. The Company determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and the Company’s overall pricing objectives, while maximizing observable inputs. The determination of the SPP for certain of the Company’s IP requires fair value estimate under income approach, involving the estimation of future cash flow expected to be generated from the IP. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products or services.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Product Sales - The Company transacts with customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. The Company offers standard performance warranties of twelve months after product delivery and offers limited product return rights to certain distributors. The Company recognizes product sales when it transfers control of promised goods in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates. As of April 29, 2023 and April 30, 2022, the sales returns and rebate reserves were not material.
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
Cost of Revenue
Cost of revenue includes cost of materials, including wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including share-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of intellectual property purchased from third-parties, write-down of inventories, and amortization and impairment of production equipment no longer in use. Cost of revenue includes cost of product sales revenue, cost of product engineering services revenue, cost of IP license revenue, and cost of IP license engineering services revenue.
Shipping and Handling Costs
Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in selling and marketing expenses in the Company’s Consolidated Statements of Operations.
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities and includes salaries, share-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, overhead costs and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred.
Convertible Preferred Shares
The Company recorded all shares of convertible preferred shares at their respective fair values less issuance costs on the dates of issuance. Prior to fiscal 2022, the convertible preferred shares were recorded outside of shareholders’ equity (deficit) because, in the event of certain liquidation events considered not solely within the Company’s control, such as a change in control event and sale of all or substantially all of the Company’s assets, the convertible preferred shares would have become redeemable at the option of the holders.
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
The fair value of each restricted share unit is estimated based on the market price of the Company’s ordinary share on the date of grant. The fair value of each share issued under the Company’s employee share purchase plan is estimated based on Black-Scholes option pricing model.
Prior to the IPO, the absence of an active market for the Company’s ordinary shares required its board of directors, the members of which the Company believed had extensive business, finance and

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
Net Loss Per Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of ordinary and potentially dilutive shares outstanding during the period using the treasury stock method. Under the treasury stock method, the effect of equity awards outstanding is not included in the computation of diluted net loss per share for periods when their effect is anti-dilutive.
Segment Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates and manages its business in one operating and one reportable segment. See “Note 14 — Segment and Geographic Information” for the Company’s revenue by country and location of long-lived assets.
Accounting Pronouncement Recently Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740 in order to reduce

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
cost and complexity of its application. This new guidance was effective for the Company for its fiscal year beginning May 1, 2022. The Company adopted this guidance on May 1, 2022 prospectively, and the impact on its consolidated financial statements was not material.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year 2023. The Company adopted this guidance during the year ended April 29, 2023 prospectively, and the impact on its consolidated financial statements was not material.
3. Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Cash is placed in major financial institutions around the world. The Company’s cash deposits exceed insured limits. Short-term investments are subject to counterparty risk up to the amount presented on the balance sheet.
Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The particular customers which account for revenue concentration have varied from period to period as a result of the addition of new contracts, completion of existing contracts, and the volumes and prices at which the customers have recently bought the Company’s products. These variations are expected to continue in the foreseeable future.
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	April 29, 2023	April 30, 2022
Customer A**	54%	*
Customer B**	*	52%
Customer C	*	14%
Customer D	22%	*

	Year Ended
Revenue	April 29, 2023	April 30, 2022	April 30, 2021
Customer A**	46%	*	*
Customer B**	*	30%	32%
Customer C	13%	18%	*
Customer D	12%	11%	*
Customer E	*	10%	*
Customer F	*	*	10%
Customer G	*	*	12%
* Less than 10% of total accounts receivable or total revenue.
** Both customers A and B were distributors who sold the Company’s products to the same end customer.
The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the high level of credit worthiness of its customers and the relatively short collection terms.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
The Company currently outsources all of its integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company Limited with the remaining assembly and testing processes outsourced to other subcontractors primarily in Asia. Any disruption of or interference with the Company’s access to the goods or services from these subcontractors would impact the Company’s operations.
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed-fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of April 29, 2023 and April 30, 2022.
During the year ended April 29, 2023, the Company recognized $1.2 million of revenue that was included in the deferred revenue balance as of April 30, 2022. During the year ended April 30, 2022, the Company recognized $4.0 million of revenue that was included in the deferred revenue balance as of April 30, 2021. During the year ended April 30, 2021, the Company recognized $4.5 million of revenue that was included in the deferred revenue balance as of April 30, 2020.
During the year ended April 29, 2023, the decrease in contract assets of $1.6 million was primarily driven by IP licensing and engineering services arrangements where certain billing milestones were reached during fiscal 2023 while the criteria for revenue had previously been met.
During the year ended April 29, 2023, the increase in deferred revenue of $3.2 million was primarily due to customer advances related to product support services.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $9.2 million and the satisfied but unrecognized performance obligation was approximately $10.1 million as of April 29, 2023, which the Company expects to recognize over the next fiscal year. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in its fiscal year ended April 30, 2022 (“fiscal year 2022”), for a total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of April 29, 2023, we had billed $33.1 million and recognized revenue amounting to $33.2 million upon delivery of the deliverables which were consistent with the meeting of the first three milestones. We have applied constraint on a remaining milestone due to significant uncertainty relating to the delivery of the milestone as of April 29, 2023 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
$10.74 per share (the “Customer Warrant”). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201.0 million in aggregate payments. A total of 80,000 and 40,000 Warrant shares were vested as of April 29, 2023 and April 30, 2022, respectively.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the fiscal years ended April 29, 2023 and April 30, 2022, the Company recognized $1.2 million and $0.6 million, respectively, as contra revenue within the product sales revenue on the consolidated statements of operations.
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
The following table presents the fair value of the financial instruments measured on a recurring basis as of April 29, 2023 (in thousands).

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

	April 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,119	$—	$—	$99,119
Short-term investments:
Certificate of deposit	—	109,228	—	109,228
Total cash equivalents and short-term investments	$99,119	$109,228	$—	$208,347
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of April 29, 2023, there were no unrealized loss or gains associated with the Company’s financial instruments. The interest income recognized during the year ended April 29, 2023 was $4.7 million.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	April 29, 2023	April 30, 2022
Raw materials	$17,456	$11,610
Work in process	7,200	10,352
Finished goods	21,367	5,375
	$46,023	$27,337
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	April 29, 2023	April 30, 2022
Computer equipment and software	$13,942	$1,736
Laboratory equipment	15,577	9,521
Production equipment	19,783	15,502
Leasehold improvements	2,005	1,465
Others	632	524
Construction in progress	6,300	2,932
	58,238	31,680
Less: accumulated depreciation and amortization	(18,017)	(9,836)
	$40,222	$21,844
Depreciation and amortization expense, excluding the assets impairment charges, for the years ended April 29, 2023, April 30, 2022 and April 30, 2021, was $9.5 million, $4.8 million, and $2.2 million, respectively. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products to be introduced or yet to be in production.
During the year ended April 29, 2023, the Company recorded $2.4 million impairment charges primarily related to the impairment on property and equipment. Impairment charges were presented under operating expenses in the consolidated statements of operations for equipment that did not reach production qualification. During the year ended April 30, 2022, the Company recorded $4.9 million

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
impairment charges primarily related to the impairment on property and equipment. Impairment charges of $1.8 million were presented as part of cost of product sales revenue in the consolidated statements of operations as it related to a production equipment no longer in service and impairment charges of $3.1 million were presented under operating expenses in the consolidated statements of operations for equipment that did not reach production qualification. There were no impairment charges of long-lived assets for the year ended April 30, 2021.
Other Non-current Assets
Other non-current assets consisted of the following (in thousands):

	April 29, 2023	April 30, 2022
Refundable deposits	$5,180	$—
Other non-current assets	8,795	4,714
	$13,975	$4,714
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 29, 2023	April 30, 2022
Accrued expenses	$6,595	$8,372
Current payables relating to purchases of property and equipment	4,269	—
Current portion of operating lease liabilities	2,630	2,379
Income tax payable	960	1,312
	$14,454	$12,063
Other non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	April 29, 2023	April 30, 2022
Non-current payables relating to purchases of property and equipment	$5,049	$—
Non-current deferred revenue	380	—
Other non-current liabilities	324	220
	$5,753	$220
7. Commitments and Contingencies
Non-Cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of April 29, 2023 were as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees
2024	$9,134	$5,177
2025	6,763	5,432
2026	8,131	350
2027	9,282	350
Thereafter	7,319	700
Total unconditional purchase commitments	$40,629	$12,009

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of April 29, 2023, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $5.1 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor during the fiscal year April 29, 2023 due to the current global supply shortage environment. Under this arrangement, the Company agreed to pay refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $35.5 million for the fiscal year 2024 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, refundable deposits of $5.4 million were paid as of April 29, 2023, and refundable deposits payable under this arrangement is $3.4 million in fiscal year 2024.
Warranty Obligations
The Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s products carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of April 29, 2023 and April 30, 2022.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
9. Ordinary Shares
In connection with the consummation of the IPO, the Company filed the Amended and Restated Memorandum of Association with Cayman Islands, which authorized 1,000,000,000 ordinary shares, par value $0.00005 per share and 50,000,000 convertible preferred shares.
Each ordinary share is entitled to one vote per share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all other classes of shares outstanding.
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Award” or “RSA”). In addition, the Company allows early exercise for unvested ordinary share options under its 2015 Stock Plan (as defined in Note 10 to the consolidated financial statements). In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of April 29, 2023, 98,631 shares from share option early exercises remained subject to the Company’s repurchase rights. As of April 30, 2022, 442,787 such ordinary shares, consisting of 16,667 shares from RSA and 426,120 from share option early exercises, remain subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
10. Share Incentive Plan
2015 Stock Plan
The Company adopted the 2015 Stock Plan (the “2015 Plan”) in February 2015. The 2015 Plan was an equity incentive program under which employees of the Company or its subsidiary corporations (including officers), non-employee members of the Company’s board of directors, and consultants to the Company or its subsidiary corporations were offered an opportunity to acquire the Company’s ordinary shares. The 2015 Plan provided both for the direct award or sale of ordinary shares (“RSAs”) and for the grant of options to purchase ordinary shares. Options granted under the 2015 Plan were Incentive Stock Options (“ISOs”) intended to qualify under Code Section 422 or Nonstatutory Stock Options (“NSOs”) which were not intended to so qualify. Only employees, outside directors and consultants of either the Company or a subsidiary of the Company, were eligible for the grant of NSO or the direct award or sale of ordinary shares. Only employees of either the Company or of a subsidiary of the Company, were eligible for the grant of ISOs.
As of January 27, 2022, the 2015 Plan has ceased to be available for grants of new awards. Prior to the aforementioned cessation of the 2015 Plan for new grants and as of April 30, 2022, 26,000,000 ordinary shares were authorized for issuance under the 2015 Plan. Options under the 2015 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of Directors. Both RSAs and options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.
A summary of information related to share option activity, excluding options early exercised, is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 30, 2021	14,120,179	$1.57	7.87	$62,613
Options granted	701,500	$6.11
Options exercised and vested	(2,924,410)	$1.04
Options canceled/ forfeited	(536,524)	$3.18
Balances as of April 30, 2022	11,360,745	$1.94	7.12	$103,412
Options exercised and vested	(2,246,253)	$1.48
Options canceled/ forfeited	(244,837)	$3.34
Balances as of April 29, 2023	8,869,655	$2.02	6.22	$53,993
Vested or expected to vest as of April 29, 2023	8,869,655	$2.02	6.22	$53,993
Exercisable as of April 29, 2023	8,771,024	$2.02	6.22	$53,393
During the years ended April 29, 2023, 2022 and 2021, the total intrinsic value of options exercised, including options early exercised, was $22.2 million, $28.4 million and $4.7 million, respectively. The weighted-average grant date fair value of options vested was $1.41, $1.36 and $0.65 per share for the year ended April 29, 2023, April 30, 2022 and April 30, 2021, respectively.
The total grant date fair value of share options that vested was $15.6 million, $4.5 million and $2.1 million as of April 29, 2023, 2022 and 2021, respectively. As of April 29, 2023, the total unrecognized compensation cost was $5.4 million related to share options, which are expected to be recognized over a weighted-average period of 1.48 years.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The Company estimated the fair value of share options using the Black-Scholes option-pricing model. The fair value of employee share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair values of the employee share options granted in the years presented were estimated using the following weighted-average assumptions:

	Year Ended
	April 30, 2022	April 30, 2021
Expected volatility	41.29% - 42.31%	40.12% - 42.84%
Weighted-average expected term (in years)	5.96	5.97
Risk-free interest rate	0.69% - 1.23%	0.32% - 1.19%
Dividend yield	—%	—%
Weighted-average grant date fair value per share	$6.26	$1.86
2021 Long-Term Incentive Plan
In December 2021, the Company adopted the 2021 long-term incentive plan (the “2021 Plan”). Upon the adoption, the 2021 Plan had 19,907,421 ordinary shares reserved for issuance. Awards granted under the 2021 Plan may include, but are not limited to, options and restricted share units (“RSU”). Options granted under the 2021 Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the share on the date of grant. RSU awards are denominated in shares of ordinary shares, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. None of the awards granted under the 2021 Plan as of April 29, 2023 allowed cash settlement. Awards under the 2021 Plan generally vest over 4 years.
A summary of RSU activity is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of 4/30/2021	—	—	—	—
Granted	4,176,250	$10.25
Vested	(12,499)	$10.00
Canceled/ forfeited	(30,000)	$10.00
Balances as of 4/30/2022	4,133,751	$10.26	1.65	$45,637
Granted	5,473,980	$12.34
Vested	(1,395,774)	$10.17
Canceled/ forfeited	(413,608)	$10.80
Balances as of 4/29/2023	7,798,349	$11.66	1.65	$63,245
Expected to vest as of April 29, 2023	7,798,349	$11.66	1.65	$63,245
As of April 29, 2023, 18,864,769 shares remained available for future issuance under the 2021 Plan.
As of April 29, 2023, unamortized compensation expense related to RSUs was $82.8 million. The unamortized compensation expense for RSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.25 years.
Employee Stock Purchase Plan
In January 2022, the Company adopted the Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 3,800,508 shares have been authorized for the grant of options and participants can purchase the Company’s ordinary shares using payroll deductions, which may not exceed 15% of their

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
total cash compensation. Pursuant to the terms of the ESPP, the “look-back” period for the share purchase price is 24 months. Offering and purchase periods begin on January 1 and July 1 of each year. Participants will be granted the right to purchase ordinary shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.
During the year ended April 29, 2023, 246,660 shares were issued under the ESPP. No shares were issued during the year ended April 30, 2022. As of April 29, 2023, 3,553,848 shares remained available for future issuance under the ESPP.
The following weighted-average assumptions were used for the year ended April 30, 2022 to calculate the fair value of ordinary share to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	April 29, 2023	April 30, 2022
Estimated fair value	4.27	4.56
Expected volatility	34.00%	33.00%
Expected term (in years)	0.93	1.17
Risk-free interest rate	1.54%	1.41%
Expected dividend yield	—%	—%
Share-Based Compensation Associated with Awards to Employees
The following table summarizes share-based compensation cost included in the consolidated statements of operations (in thousands).

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Cost of revenue	$634	$220	$183
Research and development	13,326	5,021	7,737
Selling, general and administrative	9,556	3,947	5,986
	$23,516	$9,188	$13,906
11. Leases
Effective May 1, 2021, the Company adopted the new lease accounting standard using the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The Company elected to apply the short-term lease measurement and recognition exemption in which right-of-use assets (“ROU”) and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in the recording of operating lease ROU assets of $4.0 million and corresponding operating lease liabilities of $4.0 million. The standard did not materially affect the consolidated statements of operations and had no impact on cash flows.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term.
The Company's leases include office space located in the United States and other international locations, which are all classified as operating leases. The Company’s leases have remaining lease terms generally between one year and eight years. Operating leases are included in right of use assets, accrued expenses and other current liabilities, and non-current operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have any finance leases.
During the year ended April 30, 2022, the Company entered into a sublease agreement whereby the Company will lease an office space located in San Jose, California (the “HQ Lease”). The office space serves as the Company’s corporate headquarters and includes engineering, marketing and administrative functions. The HQ Lease has a term of 103 months from the contract commencement date in April 2022. The ROU assets and operating lease liabilities associated with the HQ Lease as of April 29, 2023 were $12.4 million and $13.1 million, respectively.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Year Ended
	April 29, 2023	April 30, 2022
Operating lease expenses	$3,640	$3,017
Cash paid for amounts included in the measurement of operating lease liabilities	$3,172	$2,588
Right-of-use assets obtained in exchange for lease obligation	$649	$15,543
The aggregate future lease payments for operating leases as of April 29, 2023 are as follows (in thousands):

Fiscal Year	Operating leases
2024	$3,456
2025	2,819
2026	2,346
2027	2,215
2028	2,194
Thereafter	5,785
Total lease payments	18,815
Less: Interest	3,315
Present value of lease liabilities	$15,500
As of April 29, 2023, the weighted average remaining lease term for the Company's operating leases was 6.73 years and the weighted average discount rate used to determine the present value of the Company's operating leases was approximately 5.80%.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
12. Income Taxes
Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
United States	$4,469	$2,512	$2,011
International	(22,383)	(24,725)	(27,307)
	$(17,914)	$(22,213)	$(25,296)
The components of income tax expense (benefit) are summarized as follows (in thousands):

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Current
Federal	$(24)	$224	$274
State	2	(25)	28
International	762	1,292	544
Total current tax expense	740	1,491	846
Deferred
Federal	(2,005)	(1,163)	1,219
State	(218)	(142)	6
International	116	(223)	144
Total deferred tax benefit	(2,107)	(1,528)	1,369

Total tax expense (benefit)	$(1,367)	$(37)	$2,215
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	April 29, 2023	April 30, 2022
Deferred tax assets:
Accrued expense	$941	$1,114
Net operating losses	1,284	125
Research and development credits	9,401	5,299
Share compensation	1,907	868
Lease liability	3,487	3,900
Others	5	3
Total deferred tax assets	17,025	11,309
Deferred tax liabilities
Property and equipment basis	(1,132)	(1,162)
Right of use assets	(3,353)	(3,842)
Total deferred tax liabilities	(4,485)	(5,004)
Valuation allowance	(9,306)	(5,170)
Net deferred taxes	$3,234	$1,135
A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The valuation allowance increased by $4.1 million in fiscal year 2023. As of April 29, 2023, the Company had U.S. federal and state net

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
operating loss of approximately $4.9 million and $1.4 million, respectively. The U.S. federal net operating loss can be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in fiscal 2043. As of April 29, 2023, the Company had US federal and state research credits of $7.0 million and $6.3 million, respectively. The federal research credits will begin to expire in 2039. The state research credits have no expiration date. As it is not more likely than not that the Company will be able to utilize the federal and state research credits, the Company recorded $9.3 million of valuation allowance. As of April 29, 2023, the Company had no foreign tax credit carryover.
Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. The amount of cumulative undistributed earnings that are permanently reinvested that could be subject to withholding taxes were $12.3 million as of April 29, 2023. The Company intends to reinvest these earnings indefinitely.
The Company consists of a Cayman parent holding company with various international and U.S. subsidiaries. The applicable statutory rate in Cayman is zero for the Company for the years ended April 29, 2023, April 30, 2022 and April 30, 2021. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for the years ended April 29, 2023, April 30, 2022 and April 30, 2021 is applied as follows:

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Statutory federal tax expense rate	21%	21%	21%
State tax, net of federal benefit	1%	1%	—%
Research tax credits	14%	4%	3%
Share compensation	18%	7%	—%
Other	1%	1%	1%
Foreign rate differential	(32)%	(26)%	(25)%
Change in valuation allowance	(15)%	(4)%	(8)%
Withholding taxes	(1)%	(4)%	(2)%
Effective tax rate	8%	—%	(10)%
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	April 29, 2023	April 30, 2022
Beginning gross unrecognized tax benefits	$1,844	$1,234
Additions for tax positions taken in the current year	1,081	616
Subtractions for tax positions taken in the prior year	(60)	(6)
Ending gross unrecognized tax benefits	$2,865	$1,844
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on such position’s technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities.
Included in the balance of unrecognized tax benefits as of April 29, 2023 and April 30, 2022 were potential benefits of $2.9 million and $1.8 million, respectively, which if recognized, would affect the effective tax rate. If the unrecognized tax benefits were recognized, it would result in additional deferred tax assets, which are expected to require a full valuation allowance based on the Company’s current valuation allowance position. Unrecognized tax benefits are not expected to significantly increase or decrease within the next 12 months.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended April 29, 2023, April 30, 2022 and April 30, 2021, the Company’s current tax provision was not impacted by interest and penalties.
The Company files U.S. state and foreign jurisdictions income tax returns with varying statutes of limitations. The Company does not have any tax years under income tax examination by taxing authorities. The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years ended April 30, 2019 through 2022 and by state authorities for the years ended April 30, 2018 through 2022. For the Company’s international subsidiaries, the tax years that remain open to examination vary based on the year that each entity began operating.
13. Net Loss Per Share
Net loss per share was determined as follows for the years presented (in thousands, except per share amounts):

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Numerator:
Net loss	$(16,547)	$(22,176)	$(27,511)

Denominator:
Weighted-average shares outstanding used in basic and diluted calculation	146,556	88,398	69,099

Net loss per share attributable to ordinary shareholders
Basic and diluted	$(0.11)	$(0.25)	$(0.40)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, restricted share units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net loss per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding for the years ended April 29, 2023, April 30, 2022 and April 30, April 30, 2021 because such securities have an anti-dilutive impact due to losses reported:

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
Options and RSAs	10,081	10,766	10,309
RSUs	4,985	870	—
ESPP	128	—	—
Customer warrant	4,080	1,386	—
Convertible preferred shares	—	—	44,803
	19,274	13,022	55,112

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
14. Segment and Geographic Information
As discussed in “Note 2 — Significant Accounting Policies,” the Company operates in one reportable segment.
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products, and location of contracting entity for IP and engineer services, which may differ from the end customer’s principal offices (in thousands):

	Year Ended
	April 29, 2023	April 30, 2022	April 30, 2021
United States	$44,253	$27,696	$35,655
Mainland China	96,935	37,699	363
Mexico	13,097	10,140	8,118
Hong Kong	9,646	11,696	4,492
Rest of World	20,263	19,246	10,069
	$184,194	$106,477	$58,697
The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	April 29, 2023	April 30, 2022
Property and equipment, net:
United States	$8,791	$4,266
Taiwan	14,625	12,787
Mainland China	2,657	2,593
Hong Kong	14,149	2,238
	$40,222	$21,844

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
Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 29, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 29, 2023. The effectiveness of our internal control over financial reporting as of April 29, 2023 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 annual meeting of shareholders (our “2023 Proxy Statement”), which will be filed within 120 days after the end of the fiscal year to which the Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

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
3.    Exhibits:
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-41249	3.1	February 1, 2022
4.1	Fifth Amended and Restated Members Agreement, dated May 6, 2021	S-1	333-261982	4.1	January 3, 2022
4.2	Description of Share Capital	10-K	001-41249	4.2	June 8, 2022
10.1†	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1	333-261982	10.1	January 3, 2022
10.2†	2021 Long-Term Incentive Plan	S-8	333-262358	99.1	January 27, 2022
10.3†	Form of Notice of Stock Option Award and Stock Option Agreement under the 2021 Long-Term Incentive Plan	S-1	333-261982	10.13	January 3, 2022
10.4†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Employees)	S-1	333-261982	10.14	January 3, 2022
10.5†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Directors)	S-1	333-261982	10.15	January 3, 2022
10.6	Employee Stock Purchase Plan	S-8	333-262358	99.2	January 27, 2022
10.7#	Warrant, dated December 28, 2021, issued to Amazon.com NV Investment Holdings LLC	S-1/A	333-261982	10.17	January 18, 2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
_______________
†    Indicates management contract or compensatory plan.
#    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: June 22, 2023	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: June 22, 2023	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ William Brennan	President, Chief Executive Officer and Director (principal executive officer)	June 22, 2023
William Brennan

/s/ Daniel Fleming	Chief Financial Officer (principal financial and accounting officer)	June 22, 2023
Daniel Fleming

/s/ Sylvia Acevedo	Director	June 22, 2023
Sylvia Acevedo

/s/ Chi Fung Cheng	Chief Technology Officer and Director	June 22, 2023
Chi Fung Cheng

/s/ Manpreet Khaira	Director	June 22, 2023
Manpreet Khaira

/s/ Yat Tung Lam	Chief Operating Officer and Director	June 22, 2023
Yat Tung Lam

/s/ Pantas Sutardja	Director	June 22, 2023
Pantas Sutardja

/s/ Lip-Bu Tan	Chairman	June 22, 2023
Lip-Bu Tan

/s/ David Zinsner	Director	June 22, 2023
David Zinsner