Form 10-Q
period 2023-07-29
Credo Technology Group Holding Ltd
filed 2023-08-29
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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

The registrant had 150,028,737 ordinary shares outstanding as of August 22, 2023.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “might”, “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” of our Forms 10-K and 10-Q and other reports we file with the U.S. Securities and Exchange Commission (SEC), including in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
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
•risks related to changes in end-market demand, including cyclicality, seasonality and the competitive     landscape;
•risks related to cyclical fluctuations in the semiconductor market, and the markets of our end customers;
•risks related to fluctuations in our manufacturing yields and costs;
•risks related to significant warranty claims, including those not covered by our suppliers;
•risks related to changes in our pricing, product cost and product mix; and
•supply chain disruptions, delays, shortages and capacity limitations.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-

looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or will occur.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	July 29, 2023	April 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$127,045	$108,583
Short-term investments	110,526	109,228
Accounts receivable	27,967	49,541
Inventories	40,793	46,023
Contract assets	8,048	9,445
Prepaid expenses and other current assets	6,271	5,412
Total current assets	320,650	328,232
Property and equipment, net	44,473	40,222
Right of use assets	14,157	14,860
Other non-current assets	16,425	13,975
Total assets	$395,705	$397,289
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$7,921	$6,067
Accrued compensation and benefits	4,933	6,471
Accrued expenses and other current liabilities	15,077	14,454
Deferred revenue	3,278	4,040
Total current liabilities	31,209	31,032
Non-current operating lease liabilities	12,200	12,869
Other non-current liabilities	4,856	5,753
Total liabilities	48,265	49,654
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 149,854 and 148,651 shares issued and outstanding at July 29, 2023 and April 29, 2023, respectively	7	7
Additional paid in capital	466,459	454,795
Accumulated other comprehensive loss	(353)	(191)
Accumulated deficit	(118,673)	(106,976)
Total shareholders' equity	347,440	347,635
Total liabilities and shareholders' equity	$395,705	$397,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	July 29, 2023	July 30, 2022
Revenue:
Product sales	$30,028	$35,263
Product engineering services	2,293	824
IP license	2,774	10,380
Total revenue	35,095	46,467
Cost of revenue:
Cost of product sales revenue	13,868	17,525
Cost of product engineering services revenue	293	100
Cost of IP license revenue	144	1,179
Total cost of revenue	14,305	18,804
Gross profit	20,790	27,663
Operating expenses:
Research and development	22,638	16,683
Selling, general and administrative	12,543	11,198
Total operating expenses	35,181	27,881
Operating loss	(14,391)	(218)
Other income (expense), net	2,157	(220)
Loss before income taxes	(12,234)	(438)
Benefit for income taxes	(537)	(365)
Net loss	$(11,697)	$(73)
Net loss per share:
Basic and diluted	$(0.08)	$—
Weighted-average shares:
Basic and diluted	149,277	145,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended
	July 29, 2023	July 30, 2022
Net loss	$(11,697)	$(73)
Other comprehensive loss:
Foreign currency translation loss	(162)	(96)
Total comprehensive loss	$(11,859)	$(169)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount
Balances at April 29, 2023	148,651	$7	$454,795	$(191)	$(106,976)	$347,635
Ordinary shares issued under equity incentive plans, net of tax withholding related to vesting of RSU	1,203	—	3,260	—	—	3,260
Share-based compensation	—	—	7,968	—	—	7,968
Warrant contra revenue	—	—	436	—	—	436
Total comprehensive loss	—	—	—	(162)	(11,697)	(11,859)
Balances at July 29, 2023	149,854	$7	$466,459	$(353)	$(118,673)	$347,440

Balances at April 30, 2022	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under equity incentive plans	589	—	1,977	—	—	1,977
Share-based compensation	—	—	5,546	—	—	5,546
Warrant contra revenue	—	—	388	—	—	388
Total comprehensive loss	—	—	—	(96)	(73)	(169)
Balances at July 30, 2022	145,344	$7	$432,473	$(73)	$(90,502)	$341,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net loss	$(11,697)	$(73)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,950	1,636
Share-based compensation	7,968	5,546
Warrant contra revenue	436	388
Write-downs for excess and obsolete inventory	181	911
Changes in operating assets and liabilities:
Accounts receivable	21,574	(25,245)
Inventories	5,049	(10,605)
Contract assets	1,397	4,040
Prepaid and other current assets	(859)	1,540
Other non-current assets	(2,505)	(560)
Accounts payable	2,483	9,714
Accrued expenses, compensation and other liabilities	(1,519)	(1,281)
Deferred revenue	(850)	1,770
Net cash provided by (used in) operating activities	24,608	(12,219)
Cash flows from investing activities:
Purchases of property and equipment	(5,312)	(5,258)
Maturities of short-term investments	59,228	—
Purchases of short-term investments	(60,526)	—
Net cash used in investing activities	(6,610)	(5,258)
Cash flows from financing activities:
Payments on technology license obligations	(2,726)	—
Proceeds from employee share incentive plans, net of tax withholding related to vesting of RSU	3,260	1,977
Net cash provided by financing activities	534	1,977
Effect of exchange rate changes on cash	(70)	(39)
Net increase (decrease) in cash and cash equivalents	18,462	(15,539)
Cash and cash equivalents at beginning of the period	108,583	259,322
Cash and cash equivalents at end of the period	$127,045	$243,783
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$5,243	$12,744
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
The Company is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. The Company’s innovations ease system bandwidth bottlenecks while simultaneously improving on power, security and reliability. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) port markets. The Company’s products are based on its proprietary Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. The Company’s product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2023 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023. The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Our fiscal year ending April 27, 2024 (“fiscal year 2024”) is a 52-week fiscal year. The first quarter of fiscal year 2024 ended on July 29, 2023, the second quarter ends on October 28, 2023 and the third quarter ends on January 27, 2024.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes during the three months ended July 29, 2023 to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, the realization of tax assets and estimates of tax reserves, impairment of long-lived assets, and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Revenue Recognition
The Company’s revenues consist of sale of its products, licensing of its IP and providing engineering services. Product sales consists of shipment of its ICs and AEC products. IP license revenue includes fees from licensing of the Company’s SerDes IP and related engineering services, support and royalties. Product engineering services revenue consists of engineering fees associated with integration of the Company’s technology solutions into its customers’ products. The Company’s customers are primarily original equipment manufacturers who design and manufacture end market devices for the communications and enterprise networks markets. The Company’s revenue is driven by various trends in these markets. The Company’s revenue is also impacted by changes in the number and average selling prices of its IC products.
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
Product Engineering Services Revenue - Some product revenue contracts include non-recurring engineering services deliverables. The Company recognizes revenue from these agreements over time as services are provided or at point in time upon completion and acceptance by the customer of contract deliverables, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to delivery of services. The Company believes the input method, based on time spent by its engineers, best depicts the efforts expended to transfer services to the customers.
IP License Revenue - The Company’s IP license revenue consists of perpetual licenses, support and maintenance, engineering services and royalties. The Company enters into perpetual semiconductor IP license agreements, that have a fixed fee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies into the licensee’s products. The IP license agreements do not typically grant the customer the right to terminate for convenience. Where such rights exist, termination is prospective, with no refund of fees already paid by the customer.
IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes license revenue at the point of time of the delivery of the IP. In connection with the license arrangements, the Company offers support to assist customers in qualifying their final product. Revenue from customer support is deferred and recognized ratably over the support period, which is typically one year. Some IP license revenue contracts also include non-recurring engineering services deliverables, which were not material for any of the periods presented. The Company recognizes revenue from these agreements similar to the method described under the caption “Product Engineering Services Revenue” above.

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
3. Concentrations
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash is placed in major financial institutions around the world. The Company’s cash deposits exceed insured limits. Short-term investments are subject to counterparty risk up to the amount presented on the balance sheet.
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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for our most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	July 29, 2023	April 29, 2023
Customer A	57%	54%
Customer B	*	22%

	Three months ended
Revenue	July 29, 2023	July 30, 2022
Customer A	41%	42%
Customer B	*	19%
Customer C	12%	*
Customer D	14%	*
* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended
	July 29, 2023	July 30, 2022
Mainland China	$16,081	$22,757
United States	6,415	12,072
Hong Kong	1,990	4,765
Taiwan	5,346	67
Rest of World	5,263	6,806
	$35,095	$46,467
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of July 29, 2023 and April 29, 2023.
During the three months ended July 29, 2023, the Company recognized $1.3 million of revenue that was included in the deferred revenue balance as of April 29, 2023. During the three months ended July 30, 2022, the Company recognized $0.7 million of revenue that was included in the deferred revenue balance as of April 30, 2022.
During the three months ended July 29, 2023, the decrease in contract assets of $1.4 million was primarily driven by an IP licensing arrangement and a product engineering services arrangement where certain billing milestones had been reached subsequent to the timing of revenue recognition.
During the three months ended July 29, 2023, the decrease in deferred revenue of $0.9 million was primarily due to revenue recognized from a customer advance.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $25.1 million and the satisfied but unrecognized performance obligations was approximately $10.1 million as of July 29, 2023, which the Company expects to recognize over the next year. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of July 29, 2023, we had billed $33.1 million and recognized revenue amounting to $33.3 million upon delivery of certain milestones of the contract. We have applied constraints on a remaining milestone due to significant uncertainty relating to the delivery of the milestone as of July 29, 2023 associated with dependency on actions by the customer. The constraints will be re-evaluated at each future reporting period.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of our ordinary shares at an exercise price of $10.74 per share (the “Warrant”). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 80,000 Warrant shares was vested as of both July 29, 2023 and April 29, 2023.
During both the three months ended July 29, 2023 and July 30, 2022, the Company recognized $0.4 million, using a grant date fair value of $4.65, as contra revenue within the product sales revenue on the condensed consolidated statements of operations.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following tables present the fair value of the financial instruments measured on a recurring basis as of July 29, 2023 and April 29, 2023 (in thousands).

	July 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$115,565	$—	$—	$115,565
Short-term investments:
Certificate of deposit	—	110,526	—	110,526
Total cash equivalents and short-term investments	$115,565	$110,526	$—	$226,091

	April 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,119	$—	$—	$99,119
Short-term investments:
Certificate of deposit	—	109,228	—	109,228
Total cash equivalents and short-term investments	$99,119	$109,228	$—	$208,347
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of July 29, 2023 and April 29, 2023, there were no unrealized loss or gains associated with the Company’s financial instruments.
Interest income recognized for the three month period ending July 29, 2023 was $2.6 million, and an immaterial amount of interest income was recognized for the three month period ending July 30, 2022.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	July 29, 2023	April 29, 2023
Raw materials	$16,312	$17,456
Work in process	6,321	7,200
Finished goods	18,160	21,367
	$40,793	$46,023
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	July 29, 2023	April 29, 2023
Computer equipment and software	$16,834	$13,942
Laboratory equipment	16,017	15,577
Production equipment	23,123	19,783
Leasehold improvements	1,964	2,005
Others	644	632
Construction in progress	6,678	6,300
	65,260	58,239
Less: accumulated depreciation and amortization	(20,787)	(18,017)
	$44,473	$40,222
Depreciation and amortization expense for the three months ended July 29, 2023 and July 30, 2022 was $3.0 million and $1.6 million, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 29, 2023	April 29, 2023
Accrued expenses	$6,153	$6,595
Current payables relating to purchases of property and equipment	5,019	4,269
Current portion of operating lease liabilities	2,639	2,630
Income tax payable	1,266	960
	$15,077	$14,454
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	July 29, 2023	April 29, 2023
Non-current payables relating to purchases of property and equipment	$4,108	$5,049
Non-current deferred revenue	292	380
Deferred tax liabilities	456	324
	$4,856	$5,753

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of July 29, 2023 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees
Remainder of 2024	$7,516	$2,045
2025	6,763	6,371
2026	8,131	2,288
2027	9,282	350
2028	7,319	350
Thereafter	—	350
Total unconditional purchase commitments	$39,011	$11,754
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of July 29, 2023, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third party subcontractors was approximately $3.5 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor during the fiscal year ended April 29, 2023. Under this arrangement, the Company agreed to pay refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $35.5 million for the remainder of fiscal year 2024 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, refundable deposits of $7.1 million were paid as of July 29, 2023, and refundable deposits payable under this arrangement are $1.7 million during the remainder of fiscal year 2024.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has made certain indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of July 29, 2023 and April 29, 2023.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	July 29, 2023	July 30, 2022
Operating lease expenses	$921	$889
Cash paid for amounts included in the measurement of operating lease liabilities	$836	$766
The aggregate future lease payments for operating leases as of July 29, 2023 are as follows (in thousands):

Fiscal Year	Operating leases
Remainder of 2024	$2,689
2025	2,823
2026	2,342
2027	2,212
2028	2,194
Thereafter	5,785
Total lease payments	18,045
Less: Interest	3,206
Present value of lease liabilities	$14,839
As of July 29, 2023, the weighted average remaining lease term for the Company's operating leases is 6.54 years and the weighted average discount rate used to determine the present value of the Company's operating leases is 5.80%.

9. Share Incentive Plan
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Awards” or “RSAs”). In addition, the Company allows early exercise for unvested ordinary share options granted under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of July 29, 2023 and April 29, 2023, 79,584 shares and 98,631 shares, respectively, from share option early exercises remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Restricted Stock Unit (“RSU”) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to RSU activity during the three months ended July 29, 2023 is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 29, 2023	7,798,349	$11.66
Granted	257,000	$10.77
Vested	(339,102)	$11.64
Canceled/ forfeited	(185,250)	$11.43
Balances and expected to vest as of July 29, 2023	7,530,997	$11.63	1.49	$127,274
Share Option Awards
A summary of information related to share option activity during the three months ended July 29, 2023 is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 29, 2023	8,869,655	$2.02
Options exercised and vested	(658,979)	$2.52
Options canceled/ forfeited	(109,910)	$3.27
Balance and expected to vest as of July 29, 2023	8,100,766	$1.97	5.96	$120,977
Exercisable as of July 29, 2023	8,021,182	$1.97	5.96	$119,788
Employee Stock Purchase Plan (“ESPP”)
During the three months ended July 29, 2023, 204,761 shares were issued under the ESPP.
Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	July 29, 2023	July 30, 2022
Cost of revenue	$189	$304
Research and development	4,732	2,862
Selling, general and administrative	3,047	2,380
	$7,968	$5,546
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, excluding zero rate jurisdictions, and adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, and discrete items.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Benefit for income taxes for the three months ended July 29, 2023 and July 30, 2022 was as follows (in thousands except percentages):

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
Benefit for income taxes	$(537)	$(365)	47.1%
Effective tax rate	4%	139%
Our effective tax rate for the three months ended July 29, 2023 differs from the same periods in the prior year primarily due to excluding zero rate jurisdictions from our annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
During the three months ended July 29, 2023, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
11. Net Loss Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of shares of common stock outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of shares of common stock outstanding and potentially dilutive shares outstanding during the period. Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended
	July 29, 2023	July 30, 2022
Numerator:
Net loss	$(11,697)	$(73)

Denominator:
Weighted-average shares - basic and diluted	149,277	145,077

Net loss per share:
Basic and diluted	$(0.08)	$—
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the three months ended July 29, 2023 and July 30, 2022:

	Three Months Ended
	July 29, 2023	July 30, 2022
Share-based compensation awards	15,652	14,753
Customer warrant	4,080	4,080
	19,732	18,833

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended April 29, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
Overview
Credo is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the emerging 100G, 200G, 400G, 800G and emerging 1.6T (or Terabits per second) markets. Our products are based on our proprietary Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technology. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our IP solutions primarily are comprised of SerDes IP development and licensing.
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
The multi-billion dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, Artificial Intelligence and Machine Learning (AI/ML) infrastructure, multi-service operators (MSOs) and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad end-point users.
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
•    In 2023, we expanded our AEC engagements to include all seven of the leading hyperscalers in the world, with additional program awards and qualifications.
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
During the three months ended July 29, 2023 and July 30, 2022, we generated $35.1 million and $46.5 million in total revenue, respectively. Product sales and product engineering services revenue comprised 92% and 78% of our total revenue in the three months ended July 29, 2023 and July 30, 2022, respectively, and IP license revenue represented 8% and 22% of our total revenue in the three months ended July 29, 2023 and July 30, 2022, respectively. During the three months ended July 29, 2023 and July 30, 2022, we generated net loss of $11.7 million and $0.1 million, respectively.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
We sell our products to hyperscalers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers, as well as to companies in the enterprise and high performance computing (HPC) markets. We work closely and have engagements with industry-leading companies across these segments. Historically, a relatively small number customers have accounted for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure, and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of total revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Three months ended
Revenue	July 29, 2023	July 30, 2022
Customer B	*	19%
Customer C	12%	*
Customer D	14%	*
Customer Y	12%	*
Customer Z	40%	49%
* Less than 10% of total revenue.
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
Revenue Mix and Associated Gross Margins
A summary of our revenue and associated gross margin by revenue sources for the three months ended July 29, 2023 and July 30, 2022, respectively, is presented below (in thousands, except percentages):

	Three Months Ended
	July 29, 2023	July 30, 2022
Revenue:
Product sales	$30,028	$35,263
Product engineering services	2,293	824
Total product sales and product engineering services	32,321	36,087
IP license	2,774	10,380
Total revenue	$35,095	$46,467

Gross margin:
Product sales	53.8%	50.3%
Product engineering services	87.2%	87.9%
Total product sales and product engineering services	56.2%	51.2%
IP license	94.8%	88.6%
Total gross margin	59.2%	59.5%
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
Customer Demand and Pipeline
Demand for our products is dependent on conditions in the markets in which our customers operate, which are subject to cyclicality and competitive conditions, among other factors. We believe our relationships with the end customers of our products and the long-term implications of decisions to adopt our solutions provide us with valuable visibility into customer demand. Furthermore, our customers generally provide us with periodic forecasts of their requirements. This provides an opportunity for us to monitor and refine our business operations and plans. The majority of our product sales are made pursuant to standard purchase orders. Changes in customer forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory, as well as fluctuations in our results of operations. For example, on February 14, 2023, we announced that our largest customer reduced its demand forecast for certain Credo products for reasons we understand were unrelated to our performance. Although we do not expect our market share with the customer will be affected, the customer’s reduced demand forecast will have a substantial negative impact on our revenue and results of operations for our fiscal year ending April 27, 2024. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce and manage our operating expenses.
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
Results of Operations
Three Months Ended July 29, 2023 and July 30, 2022
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended
	July 29, 2023	July 30, 2022
Revenue:
Product sales	85.6%	75.9%
Product engineering services	6.5%	1.8%
IP license	7.9%	22.3%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	39.6%	37.7%
Cost of product engineering services revenue	0.8%	0.2%
Cost of IP license revenue	0.4%	2.5%
Total cost of revenue	40.8%	40.5%
Gross margin	59.2%	59.5%
Operating expenses:
Research and development	64.5%	35.9%
Selling, general and administrative	35.7%	24.1%
Total operating expenses	100.2%	60.0%
Operating loss	(41.0)%	(0.5)%
Other income (expense), net	6.2%	(0.5)%
Loss before income taxes	(34.8)%	(0.9)%
Benefit for income taxes	(1.5)%	(0.8)%
Net loss	(33.3)%	(0.2)%

Comparison of Three Months Ended July 29, 2023 and July 30, 2022
Revenue

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(in thousands, except percentages)
Product sales	$30,028	$35,263	(14.8)%
Product engineering services	2,293	824	178.3%
IP license	2,774	10,380	(73.3)%
Total revenue	$35,095	$46,467	(24.5)%
Total revenue for the three months ended July 29, 2023 decreased by $11.4 million, compared to the same period in fiscal year 2023, primarily due to a decrease in product sales revenue of $5.2 million and a decrease in IP license revenue of $7.6 million.
The decrease in product sales revenue for the three months ended July 29, 2023 was primarily due to a decrease in the volume of unit shipments of AEC cables, compared to the same period in fiscal year 2023. The reduction of AEC cable shipments was primarily due to a demand forecast reduction by one of our largest customers.
The decrease in IP license revenue for the three months ended July 29, 2023 was driven by a high-dollar IP license delivered to a customer that resulted in revenue recognition of $9.0 million during the three months ended July 30, 2022.
Cost of Revenue

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(in thousands, except percentages)
Cost of product sales revenue	$13,868	$17,525	(20.9)%
Cost of product engineering services revenue	293	100	193.0%
Cost of IP license revenue	144	1,179	(87.8)%
Total cost of revenue	$14,305	$18,804	(23.9)%
Cost of product sales revenue decreased by $3.7 million in the three months ended July 29, 2023, compared to the same period in fiscal year 2023, primarily due to decreased product sales during the same period as discussed above.
Cost of IP license revenue decreased by $1.0 million in the three months ended July 29, 2023, compared to the same period in fiscal year 2023, primarily due to costs incurred for delivery of a milestone during the three months ended July 30, 2022 on an IP licensing and development contract entered into with a customer in September 2021 (refer to note 4 of our unaudited condensed consolidated financial statements for details).
Gross Profit and Gross Margin

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(in thousands, except percentages)
Gross profit	$20,790	$27,663	(24.8)%
Gross margin	59.2%	59.5%
Gross margin in the three months ended July 29, 2023 stayed relatively consistent compared to the same period in fiscal year 2023.
Research and Development

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(in thousands, except percentages)
Research and development	$22,638	$16,683	35.7%
% of total revenue	64.5%	35.9%
Research and development expense for the three months ended July 29, 2023 increased by $6.0 million compared to the same period in fiscal year 2023. The increase was due primarily to a $1.6 million increase in personnel costs as a result of new hires for product development, a $1.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $1.3 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $1.0 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in R&D activities.
Selling, General and Administrative

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(in thousands, except percentages)
Selling, general and administrative	$12,543	$11,198	12.0%
% of total revenue	35.7%	24.1%
Selling, general and administrative expense for the three months ended July 29, 2023 increased by $1.3 million compared to the same period in fiscal year 2023. The increase was due primarily to a $0.7 million increase in personnel costs as a result of higher selling, general and administrative headcount and a $0.7 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Benefit for Income Taxes

	Three Months Ended
	July 29, 2023	July 30, 2022	% Change
	(in thousands, except percentages)
Benefit for income taxes	$(537)	$(365)	47.1%
% of total revenue	(1.5)%	(0.8)%
Benefit for income taxes for the three months ended July 29, 2023 increased by $0.2 million, compared to the same period in fiscal year 2023. The fluctuation was primarily due to excluding zero rate jurisdictions from our annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through July 29, 2023, our operations have been financed primarily by net proceeds from our initial public offering, the sale of convertible preferred shares and ordinary shares prior to our initial public offering and cash generated from our customers. As of July 29, 2023 and April 29, 2023, we had $127.0 million and $108.6 million in cash and cash equivalents, respectively, and working capital of $289.4 million and $297.2 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See also Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended
	July 29, 2023	July 30, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$24,608	$(12,219)
Net cash used in investing activities	$(6,610)	$(5,258)
Net cash provided by financing activities	$534	$1,977
Cash Flows Provided by/Used in Operating Activities
Net cash provided by operating activities was $24.6 million for the three months ended July 29, 2023. The cash inflows from operating activities for the three months ended July 29, 2023 were primarily due to $24.8 million of cash inflows for working capital purposes and $11.5 million of non-cash items, partially offset by $11.7 million in net loss. The cash inflows from working capital for the three months ended July 29, 2023 were primarily driven by (a) a decrease in accounts receivable of $21.6 million primarily due to collection of large customer invoices in the fiscal quarter ended July 29, 2023; (b) a decrease in inventory of $5.0 million primarily driven by tightened production management and increased product sales compared to the fiscal quarter ended April 29, 2023; and (c) an increase in accounts payable of $2.5 million due to amounts payable relating to increased research and development spending. These cash inflows were offset by cash outflows relating to an increase in other non-current assets of $2.5 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement.
Net cash used in operating activities was $12.2 million for the three months ended July 30, 2022. The cash outflows from operating activities for the three months ended July 30, 2022 were primarily due to $0.1 million of net loss and $20.6 million of cash outflows for working capital purposes, partially offset by $8.5 million of non-cash items. The cash outflows from working capital for the three months ended July 30, 2022 were primarily driven by (a) an increase in accounts receivable of $25.2 million due to increased sales in the fiscal quarter ended July 30, 2022 compared to the fiscal quarter ended April 30, 2022, and timing of collection; and (b) an increase in inventory of $10.6 million to better support unfulfilled backlog and related new product ramps. This was offset by (c) an increase in accounts payable of $9.7 million due to amounts payable relating to increased purchases of inventory to support growing demand for our products; and (d) an increase in contract assets of $4.0 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached, but the criteria for revenue had been met.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $6.6 million in the three months ended July 29, 2023 was attributable to purchases of property and equipment of $5.3 million and net outflow from certificates of deposit of $1.3 million from maturities of certificates of deposit for $59.2 million and purchases of the same for $60.5 million. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
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
Cash Flows Provided by Financing Activities
Net cash provided by financing activities of $0.5 million for the three months ended July 29, 2023 was primarily attributable to $3.3 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP offset by $2.7 million in payments for long-term technology license obligations.
Net cash provided by financing activities of $2.0 million for the three months ended July 30, 2022 was primarily attributable to $2.0 million in proceeds from exercises of employee share options and issuances of shares under the ESPP.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended July 29, 2023, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended April 29, 2023. During the three months ended July 29, 2023, there were no material changes or developments that would materially alter the market risk assessment performed as of April 29, 2023.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended July 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Credo have been detected.

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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our stock. As of the date of this Quarterly Report on Form 10-Q there have been no material changes from the risk factors previously disclosed in our in the Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On July 13, 2023, Yat Tung (Job) Lam, our Chief Operating Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan ("the Plan"), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 120,000 of our ordinary shares held directly by Mr. Lam may be sold between December 11, 2023 and November 11, 2024, (ii) 2,400,000 of our ordinary shares held by Chung (BVI) Co Ltd may be sold between November 20, 2023 and November 11, 2024, (iii) 1,500,000 of our ordinary shares held by Zhan (BVI) Co Ltd may be sold between November 20, 2023 and November 11, 2024 and (iv) 60,000 of our ordinary shares held by the Evelyn Job and April Foundation may be sold between December 11, 2023 and November 11, 2024. The Plan terminates on the earlier of: (i) November 11, 2024, (ii) the first date on which all trades set forth in the Plan have been executed or (iii) such date as the Plan is otherwise terminated according to its terms. Mr. Lam and his spouse share voting and investment power over the shares held by each of Zhan (BVI) Co Ltd, Chung (BVI) Co Ltd and the Evelyn Job and April Foundation, which is a tax-exempt 501(c)(3) charitable institution.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: August 29, 2023	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: August 29, 2023	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer