Form 10-Q
period 2023-10-28
Credo Technology Group Holding Ltd
filed 2023-11-30
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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

The registrant had 150,659,346 ordinary shares outstanding as of November 21, 2023.

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
•risks related to supply chain disruptions, delays, shortages and capacity limitations; and
•risks related to the impact of the COVID-19 pandemic and armed conflict, war, terrorism and other geopolitical conflicts in our business, suppliers and customers.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	October 28, 2023	April 29, 2023
Assets
Current assets:
Cash and cash equivalents	$128,986	$108,583
Short-term investments	111,526	109,228
Accounts receivable	32,723	49,541
Inventories	35,761	46,023
Contract assets	12,042	9,445
Prepaid expenses and other current assets	7,278	5,412
Total current assets	328,316	328,232
Property and equipment, net	44,971	40,222
Right of use assets	13,544	14,860
Other non-current assets	18,974	13,975
Total assets	$405,805	$397,289
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,926	$6,067
Accrued compensation and benefits	4,898	6,471
Accrued expenses and other current liabilities	16,579	14,454
Deferred revenue	4,832	4,040
Total current liabilities	37,235	31,032
Non-current operating lease liabilities	11,610	12,869
Other non-current liabilities	7,412	5,753
Total liabilities	56,257	49,654
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 150,546 and 148,651 shares issued and outstanding at October 28, 2023 and April 29, 2023, respectively	8	7
Additional paid in capital	475,412	454,795
Accumulated other comprehensive loss	(576)	(191)
Accumulated deficit	(125,296)	(106,976)
Total shareholders' equity	349,548	347,635
Total liabilities and shareholders' equity	$405,805	$397,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue:
Product sales	$34,247	$44,349	$64,275	$79,612
Product engineering services	2,434	3,750	4,727	4,574
IP license	7,354	3,270	10,128	13,650
Total revenue	44,035	51,369	79,130	97,836
Cost of revenue:
Cost of product sales revenue	17,346	22,658	31,214	40,183
Cost of product engineering services revenue	171	418	464	518
Cost of IP license revenue	401	334	545	1,513
Total cost of revenue	17,918	23,410	32,223	42,214
Gross profit	26,117	27,959	46,907	55,622
Operating expenses:
Research and development	21,736	18,158	44,374	34,841
Selling, general and administrative	13,256	11,540	25,799	22,738
Total operating expenses	34,992	29,698	70,173	57,579
Operating loss	(8,875)	(1,739)	(23,266)	(1,957)
Other income (expense), net	2,702	(692)	4,859	(912)
Loss before income taxes	(6,173)	(2,431)	(18,407)	(2,869)
Provision (benefit) for income taxes	450	929	(87)	564
Net loss	$(6,623)	$(3,360)	$(18,320)	$(3,433)
Net loss per share:
Basic and diluted	$(0.04)	$(0.02)	$(0.12)	$(0.02)
Weighted-average shares:
Basic and diluted	150,232	146,012	149,755	145,545
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net loss	$(6,623)	$(3,360)	$(18,320)	$(3,433)
Other comprehensive loss:
Foreign currency translation loss	(223)	(320)	(385)	(416)
Total comprehensive loss	$(6,846)	$(3,680)	$(18,705)	$(3,849)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 29, 2023	148,651	$7	$454,795	$(191)	$(106,976)	$347,635
Ordinary shares issued under equity incentive plans, net of tax withholding related to vesting of RSUs	1,203	—	3,260	—	—	3,260
Share-based compensation	—	—	7,968	—	—	7,968
Warrant contra revenue	—	—	436	—	—	436
Total comprehensive loss	—	—	—	(162)	(11,697)	(11,859)
Balances at July 29, 2023	149,854	$7	$466,459	$(353)	$(118,673)	$347,440
Ordinary shares issued under equity incentive plans, net of tax withholding related to vesting of RSUs	692	1	455	—	—	456
Share-based compensation	—	—	8,144	—	—	8,144
Warrant contra revenue	—	—	354	—	—	354
Total comprehensive loss	—	—	—	(223)	(6,623)	(6,846)
Balances at October 28, 2023	150,546	$8	$475,412	$(576)	$(125,296)	$349,548

Balances at April 30, 2022	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under equity incentive plans	589	—	1,977	—	—	1,977
Share-based compensation	—	—	5,546	—	—	5,546
Warrant contra revenue	—	—	388	—	—	388
Total comprehensive loss	—	—	—	(96)	(73)	(169)
Balances at July 30, 2022	145,344	$7	$432,473	$(73)	$(90,502)	$341,905
Ordinary shares issued under equity incentive plans	1,142	—	741	—	—	741
Share-based compensation	—	—	4,891	—	—	4,891
Warrant contra revenue	—	—	247	—	—	247
Total comprehensive loss	—	—	—	(320)	(3,360)	(3,680)
Balances at October 29, 2022	146,486	$7	$438,352	$(393)	$(93,862)	$344,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net loss	$(18,320)	$(3,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,648	4,260
Share-based compensation	16,112	10,437
Warrant contra revenue	790	635
Write-downs for excess and obsolete inventory	710	1,102
Changes in operating assets and liabilities:
Accounts receivable	16,818	(22,244)
Inventories	9,552	(21,594)
Contract assets	(2,597)	3,629
Prepaid and other current assets	(1,866)	2,689
Other non-current assets	(4,606)	(998)
Accounts payable	5,561	10,073
Accrued expenses, compensation and other liabilities	110	4,827
Deferred revenue	704	155
Net cash provided by (used in) operating activities	29,616	(10,462)
Cash flows from investing activities:
Purchases of property and equipment	(7,357)	(10,925)
Maturities of short-term investments	109,228	—
Purchases of short-term investments	(111,526)	(50,000)
Net cash used in investing activities	(9,655)	(60,925)
Cash flows from financing activities:
Payments on technology license obligations	(3,052)	—
Proceeds from employee share incentive plans, net of tax withholding related to vesting of RSUs	3,716	2,723
Net cash provided by financing activities	664	2,723
Effect of exchange rate changes on cash	(222)	(116)
Net increase (decrease) in cash and cash equivalents	20,403	(68,780)
Cash and cash equivalents at beginning of the period	108,583	259,322
Cash and cash equivalents at end of the period	$128,986	$190,542
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$9,784	$14,513
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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending April 27, 2024 (“fiscal year 2024”) is a 52-week fiscal year. The first quarter of fiscal year 2024 ended on July 29, 2023, the second quarter ended on October 28, 2023 and the third quarter ends on January 27, 2024.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
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
Revenue Recognition
The Company’s revenues consist of sales of its products, licensing of its IP and providing engineering services. Product sales consists of shipment of its ICs and AEC products. IP license revenue includes fees from licensing of the Company’s SerDes IP and related engineering services, support and royalties. Product engineering services revenue consists of engineering fees associated with integration of the Company’s technology solutions into its customers’ products. The Company’s customers are primarily original equipment manufacturers who design and manufacture end market devices for the communications and enterprise networks markets. The Company’s revenue is driven by various trends in these markets. The Company’s revenue is also impacted by changes in the number and average selling prices of its IC products.
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (“SSP”) basis. The Company determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and the Company’s overall pricing objectives, while maximizing observable inputs. The determination of the SPP for certain of the Company’s IPs requires fair value estimate under the income approach, involving the estimation of future cash flow expected to be generated from the IPs. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products or services.
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
IP License Revenue - The Company’s IP license revenue consists of perpetual licenses, support and maintenance, engineering services and royalties. The Company enters into perpetual semiconductor IP license agreements that have a fixed fee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies into the licensee’s products. The IP license agreements do not typically grant the customer the right to terminate for convenience. Where such rights exist, termination is prospective, with no refund of fees already paid by the customer.
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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	October 28, 2023	April 29, 2023
Customer A	44%	54%
Customer B	16%	*
Customer C	11%	*
Customer D	*	22%

	Three Months Ended		Six Months Ended
Revenue	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Customer A	29%	44%	34%	43%
Customer E	15%	19%	15%	13%
Customer F	*	16%	*	11%
* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Mainland China	$5,425	$31,423	$21,617	$54,179
United States	7,837	6,422	14,252	18,488
Hong Kong	18,612	2,281	20,491	7,053
Taiwan	4,901	2,934	10,247	3,001
Rest of World	7,260	8,309	12,523	15,115
	$44,035	$51,369	$79,130	$97,836
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of October 28, 2023 and April 29, 2023.
During the six months ended October 28, 2023, the Company recognized $2.6 million of revenue that was included in the deferred revenue balance as of April 29, 2023. During the six months ended October 29, 2022, the Company recognized $1.0 million of revenue that was included in the deferred revenue balance as of April 30, 2022.
During the six months ended October 28, 2023, the increase in contract assets of $2.6 million was primarily driven by an IP licensing arrangement and various product engineering services arrangements where certain billing milestones have not been reached prior to the timing of revenue recognition.
During the six months ended October 28, 2023, the increase in deferred revenue of $0.7 million was primarily due to certain billing milestones being met prior to the timing of revenue recognition.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $26.0 million and the satisfied but unrecognized performance obligations was approximately $10.1 million as of October 28, 2023, which the Company expects to recognize over the next year. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of October 28, 2023, we had billed $33.4 million and recognized revenue amounting to $33.8 million upon delivery of certain milestones of the contract. We have applied constraints on a remaining milestone due to significant uncertainty relating to the delivery of the milestone as of October 28, 2023 associated with dependency on actions by the customer. The constraint will be re-evaluated at each future reporting period.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of the Company’s ordinary shares at an exercise price of $10.74 per share (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 80,000 of the shares issuable upon exercise of the Customer Warrant were vested as of October 28, 2023 and April 29, 2023, respectively.
Using a grant date fair value of $4.65, the Company recognized $0.4 million and $0.8 million for the three and six months ended October 28, 2023, respectively, and $0.2 million and $0.6 million for the three and six months ended

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
October 29, 2022, respectively, as contra revenue within product sales revenue on the condensed consolidated statements of operations.
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
The following tables present the fair value of the financial instruments measured on a recurring basis as of October 28, 2023 and April 29, 2023 (in thousands).

	October 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$122,433	$—	$—	$122,433
Certificate of deposit	—	908	—	908
Short-term investments:
Certificate of deposit	—	111,526	—	111,526
Total cash equivalents and short-term investments	$122,433	$112,434	$—	$234,867

	April 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,119	$—	$—	$99,119
Short-term investments:
Certificate of deposit	—	109,228	—	109,228
Total cash equivalents and short-term investments	$99,119	$109,228	$—	$208,347
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of October 28, 2023 and April 29, 2023, the unrealized loss or gain associated with the Company’s financial instruments was not material.
Interest income recognized for the three and six months ended October 28, 2023 was $2.9 million and $5.5 million, respectively. Interest income recognized for the three and six months ended October 29, 2022 was not material.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	October 28, 2023	April 29, 2023
Raw materials	$13,826	$17,456
Work in process	9,330	7,200
Finished goods	12,605	21,367
	$35,761	$46,023
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	October 28, 2023	April 29, 2023
Computer equipment and software	$18,152	$13,942
Laboratory equipment	17,122	15,577
Production equipment	23,716	19,783
Leasehold improvements	1,948	2,005
Others	635	632
Construction in progress	5,822	6,300
	67,395	58,239
Less: accumulated depreciation and amortization	(22,424)	(18,017)
	$44,971	$40,222
Depreciation and amortization expense was $3.7 million and $6.6 million for the three and six months ended October 28, 2023, respectively, and $2.6 million and $4.3 million for the three and six months ended October 29, 2022, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 28, 2023	April 29, 2023
Accrued expenses	$8,770	$7,555
Current payables relating to purchases of property and equipment	5,185	4,269
Current portion of operating lease liabilities	2,624	2,630
	$16,579	$14,454
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	October 28, 2023	April 29, 2023
Non-current payables relating to purchases of property and equipment	$6,206	$5,049
Non-current deferred revenue	248	380
Other non-current liabilities	958	324
	$7,412	$5,753

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of October 28, 2023 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees
Remainder of 2024	$9,141	$1,319
2025	5,079	3,601
2026	8,627	3,974
2027	7,691	1,805
2028	2,153	350
Thereafter	—	350
Total unconditional purchase commitments	$32,691	$11,399
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of October 28, 2023, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third party subcontractors was approximately $7.4 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor during the fiscal year ended April 29, 2023. Under this arrangement, the Company agreed to pay refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. During the three months ended October 28, 2023, the Company amended the arrangement to reduce the commitment level for the remainder of fiscal year 2024 and fiscal year 2025. The Company currently estimates that it has made purchase level commitments of at least $25.3 million for the remainder of fiscal year 2024 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the total refundable deposits of $8.8 million were paid as of October 28, 2023.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has made certain indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of October 28, 2023 and April 29, 2023.
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

8. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and seven years. Operating leases are included in right of use assets, accrued expenses and other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease expenses	$909	$891	$1,830	$1,780
Cash paid for amounts included in the measurement of operating lease liabilities	$857	$779	$1,693	$1,545
Right-of-use assets obtained in exchange for lease obligation	$—	$649	$—	$649
The aggregate future lease payments for operating leases as of October 28, 2023 are as follows (in thousands):

Fiscal Year	Operating Leases
Remainder of 2024	$1,858
2025	2,810
2026	2,338
2027	2,210
2028	2,194
Thereafter	5,785
Total lease payments	17,195
Less: Interest	2,961
Present value of lease liabilities	$14,234
As of October 28, 2023, the weighted-average remaining lease term for the Company's operating leases is 6.41 years and the weighted-average discount rate used to determine the present value of the Company's operating leases is 5.79%.

9. Share Incentive Plan
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Awards” or “RSAs”). In addition, the Company allows early exercise for unvested ordinary share options granted under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of October 28, 2023 and April 29, 2023, 55,594 shares and 98,631 shares, respectively, from share option early exercises remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Restricted Stock Unit (“RSU”) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to RSU activity during the six months ended October 28, 2023 is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 29, 2023	7,798,349	$11.66
Granted	860,619	$13.65
Vested	(667,853)	$11.57
Canceled/ forfeited	(261,313)	$11.46
Balances and expected to vest as of October 28, 2023	7,729,802	$11.90	1.35	$107,522
Share Option Awards
A summary of information related to share option activity during the six months ended October 28, 2023 is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 29, 2023	8,869,655	$2.02
Options exercised and vested	(978,737)	$2.25
Options canceled/ forfeited	(140,244)	$4.93
Balance and expected to vest as of October 28, 2023	7,750,674	$1.94	5.71	$92,768
Exercisable as of October 28, 2023	7,695,080	$1.94	5.71	$92,102
Employee Stock Purchase Plan (“ESPP”)
The Company issued 204,761 and 154,053 shares during the six months ended October 28, 2023 and October 29, 2022, under the ESPP, respectively.
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cost of revenue	$250	$149	$439	$452
Research and development	4,664	2,756	9,396	5,619
Selling, general and administrative	3,230	1,986	6,277	4,366
	$8,144	$4,891	$16,112	$10,437
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, excluding zero rate jurisdictions, and adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, and discrete items.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Provision (benefit) for income taxes for the three and six months ended October 28, 2023 and October 29, 2022 was as follows (in thousands except percentages):

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
Provision (benefit) for income taxes	$450	$929	(51.6)%	$(87)	$564	(115.4)%
Effective tax rate	(7)%	(38)%		0%	(20)%
The Company’s effective tax rate for the three months ended October 28, 2023 differs from the same period in the prior fiscal year primarily due to excluding zero rate jurisdictions from its annual effective tax rate calculation and a decrease in tax benefit of share-based compensation.
The Company’s effective tax rate for the six months ended October 28, 2023 differs from the same period in the prior fiscal year primarily due to excluding zero rate jurisdictions from its annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
During the three and six months ended October 28, 2023, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
11. Net Loss Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net loss	$(6,623)	$(3,360)	$(18,320)	$(3,433)

Denominator:
Weighted-average shares - basic and diluted	150,232	146,012	149,755	145,545

Net loss per share:
Basic and diluted	$(0.04)	$(0.02)	$(0.12)	$(0.02)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, RSUs and ESPP shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three and six months ended October 28, 2023 and October 29, 2022:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Share-based compensation awards	15,538	14,321	15,538	14,732
Customer Warrant	4,080	4,080	4,080	4,080
	19,618	18,401	19,618	18,812

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 29, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
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
•In 2021, we launched new AEC solutions targeting ToR-to-Network Interface Card (NIC) connections. Our solutions enabled dual-ToR server racks to seamlessly “switch” data traffic to the redundant ToR if a ToR port failed.
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
We generated $44.0 million and $79.1 million in total revenue in the three and six months ended October 28, 2023, respectively, and $51.4 million and $97.8 million in total revenue in the three and six months ended October 29, 2022, respectively. Product sales and product engineering services revenue comprised 83.3% and 87.2% of our total revenue in the three and six months ended October 28, 2023, respectively, and 93.6% and 86.0% of our total revenue in the three and six months ended October 29, 2022, respectively. IP license revenue represented 16.7% and 12.8% of our total revenue in the three and six months ended October 28, 2023, respectively, and 6.4% and 14.0% of our total revenue in the three and six months ended October 29, 2022, respectively. We generated net loss of $6.6 million and $18.3 million, during the three and six months ended October 28, 2023, respectively, and $3.4 million during each of the three and six months ended October 29, 2022.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
We sell our products to hyperscalers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers, as well as to companies in the enterprise and high performance computing (HPC) markets. We work closely and have engagements with industry-leading companies across these segments. Historically, a relatively small number customers have accounted for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure, and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of total revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Three Months Ended		Six Months Ended
Revenue	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Customer E	15%	19%	15%	13%
Customer X	29%	63%	34%	57%
Customer Y	11%	*	*	*
Customer Z	*	*	*	10%
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
Revenue Mix and Associated Gross Margins
A summary of our revenue and associated gross margin by revenue sources for the three and six months ended October 28, 2023 and October 29, 2022 is presented below (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue:
Product sales	$34,247	$44,349	$64,275	$79,612
Product engineering services	2,434	3,750	4,727	4,574
Total product sales and product engineering services	36,681	48,099	69,002	84,186
IP license	7,354	3,270	10,128	13,650
Total revenue	$44,035	$51,369	$79,130	$97,836

Gross margin:
Product sales	49.4%	48.9%	51.4%	49.5%
Product engineering services	93.0%	88.9%	90.2%	88.7%
Total product sales and product engineering services	52.2%	52.0%	54.1%	51.7%
IP license	94.5%	89.8%	94.6%	88.9%
Total gross margin	59.3%	54.4%	59.3%	56.9%
Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors, including the following:
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
Results of Operations
Three and Six Months Ended October 28, 2023 and October 29, 2022
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue:
Product sales	77.8%	86.3%	81.2%	81.4%
Product engineering services	5.5%	7.3%	6.0%	4.7%
IP license	16.7%	6.4%	12.8%	13.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	39.4%	44.1%	39.4%	41.1%
Cost of product engineering services revenue	0.4%	0.8%	0.6%	0.5%
Cost of IP license revenue	0.9%	0.7%	0.7%	1.5%
Total cost of revenue	40.7%	45.6%	40.7%	43.1%
Gross margin	59.3%	54.4%	59.3%	56.9%
Operating expenses:
Research and development	49.4%	35.3%	56.1%	35.6%
Selling, general and administrative	30.1%	22.5%	32.6%	23.2%
Total operating expenses	79.5%	57.8%	88.7%	58.8%
Operating loss	(20.2)%	(3.4)%	(29.4)%	(2.0)%
Other income (expense), net	6.1%	(1.3)%	6.1%	(0.9)%
Loss before income taxes	(14.1)%	(4.7)%	(23.3)%	(2.9)%
Provision (benefit) for income taxes	1.0%	1.8%	(0.1)%	0.6%
Net loss	(15.0)%	(6.5)%	(23.2)%	(3.5)%

Comparison of Three and Six Months Ended October 28, 2023 and October 29, 2022
Revenue

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Product sales	$34,247	$44,349	(22.8)%	$64,275	$79,612	(19.3)%
Product engineering services	2,434	3,750	(35.1)%	4,727	4,574	3.3%
IP license	7,354	3,270	124.9%	10,128	13,650	(25.8)%
Total revenue	$44,035	$51,369	(14.3)%	$79,130	$97,836	(19.1)%
Total revenue for the three months ended October 28, 2023 decreased by $7.3 million, compared to the same period in fiscal year 2023, primarily due to a decrease in product sales revenue of $10.1 million, offset by an increase in IP license revenue of $4.1 million. Total revenue for the six months ended October 28, 2023 decreased by $18.7 million, compared to the same period in fiscal year 2023, primarily due to a decrease in product sales revenue of $15.3 million and a decrease in IP license revenue of $3.5 million.
The decrease in product sales revenue for the three and six months ended October 28, 2023, compared to the same periods in fiscal year 2023, was primarily due to a decrease in the volume of unit shipments of AEC cables. The reduction of AEC cable shipments was primarily due to reduced demand by one of our largest customers.
The increase in IP license revenue for the three months ended October 28, 2023, compared to the same period in fiscal year 2023, was driven by an IP license delivered to a customer that resulted in revenue recognition of $2.8 million during the three months ended October 28, 2023.
The decrease in IP license revenue for the six months ended October 28, 2023, compared to the same period in fiscal year 2023, was primarily due to a high-dollar IP license delivered to a customer that resulted in revenue recognition of $9.7 million in the six months ended October 29, 2022, offset by multiple IP licenses with relatively lower pricing delivered during the six months ended October 28, 2023.
Cost of Revenue

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of product sales revenue	$17,346	$22,658	(23.4)%	$31,214	$40,183	(22.3)%
Cost of product engineering services revenue	171	418	(59.1)%	464	518	(10.4)%
Cost of IP license revenue	401	334	20.1%	545	1,513	(64.0)%
Total cost of revenue	$17,918	$23,410	(23.5)%	$32,223	$42,214	(23.7)%
Cost of product sales revenue decreased by $5.3 million in the three months ended October 28, 2023 and decreased by $9.0 million in the six months ended October 28, 2023, compared to the same periods in fiscal year 2023, primarily due to decreased product sales during the same periods as discussed above.
Cost of IP license revenue remained consistent for the three months ended October 28, 2023 and decreased by $1.0 million in the six months ended October 28, 2023, compared to the same period in fiscal year 2023. The decrease in the six months ended October 28, 2023 was primarily due to costs incurred for delivery of a milestone during the six months ended October 29, 2022 on an IP licensing and development contract entered into with a customer in September 2021. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Gross Profit and Gross Margin

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross profit	$26,117	$27,959	(6.6)%	$46,907	$55,622	(15.7)%
Gross margin	59.3%	54.4%		59.3%	56.9%
Gross margin in the three months ended October 28, 2023 increased by 4.9%, compared to the same period in fiscal year 2023, primarily driven by the increase in our IP license revenue in our revenue mix as our IP business has higher gross margin compared to our product sales business.
Gross margin in the six months ended October 28, 2023 increased by 2.4%, compared to the same period in fiscal year 2023, primarily driven by the increase in certain high margin product revenue, such as Optical product.
Research and Development

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$21,736	$18,158	19.7%	$44,374	$34,841	27.4%
% of total revenue	49.4%	35.3%		56.1%	35.6%
Research and development expense for the three months ended October 28, 2023 increased by $3.6 million compared to the same period in fiscal year 2023. The increase was due primarily to a $1.0 million increase in personnel costs as a result of new hires for product development and a $1.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Research and development expense for the six months ended October 28, 2023 increased by $9.5 million compared to the same period in fiscal year 2023. The increase was due primarily to a $2.6 million increase in personnel costs as a result of new hires for product development, a $3.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $1.7 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $1.4 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in research and development activities.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative	$13,256	$11,540	14.9%	$25,799	$22,738	13.5%
% of total revenue	30.1%	22.5%		32.6%	23.2%
Selling, general and administrative expense for the three months ended October 28, 2023 increased by $1.7 million compared to the same period in fiscal year 2023. The increase was primarily due to a $1.2 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Selling, general and administrative expense for the six months ended October 28, 2023 increased by $3.1 million compared to the same period in fiscal year 2023. The increase was primarily due to a $1.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees and $0.7 million increase in personnel expenses from new hires.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Provision (benefit) for income taxes	$450	$929	(51.6)%	$(87)	$564	(115.4)%
% of total revenue	1.0%	1.8%		(0.1)%	0.6%
Provision for income taxes for the three months ended October 28, 2023 decreased by $0.5 million, compared to the same period in fiscal year 2023. The fluctuation was primarily due to excluding zero rate jurisdictions from our annual effective tax rate calculation and a decrease in tax benefit of share-based compensation.
Benefit for income taxes for the six months ended October 28, 2023 increased by $0.7 million, compared to the same period in fiscal year 2023. The fluctuation was primarily due to excluding zero rate jurisdictions from our annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. Since our inception through October 28, 2023, our operations have been financed primarily by net proceeds from our initial public offering, the sale of convertible preferred shares and ordinary shares prior to our initial public offering and cash generated from our customers. As of October 28, 2023 and April 29, 2023, we had $129.0 million and $108.6 million in cash and cash equivalents, respectively, and working capital of $291.1 million and $297.2 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
	October 28, 2023	October 29, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$29,616	$(10,462)
Net cash used in investing activities	$(9,655)	$(60,925)
Net cash provided by financing activities	$664	$2,723
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $29.6 million for the six months ended October 28, 2023. The cash inflows from operating activities for the six months ended October 28, 2023 were primarily due to $23.7 million of cash inflows for working capital purposes and $24.3 million of non-cash items, partially offset by $18.3 million in net loss. The cash inflows from working capital for the six months ended October 28, 2023 were primarily driven by (a) a decrease in accounts receivable of $16.8 million primarily due to collection of large customer invoices in the six months ended October 28, 2023; (b) a decrease in inventory of $9.6 million primarily driven by tightened production management and increased product sales compared to the fiscal quarter ended April 29, 2023; and (c) an increase in accounts payable of $5.6 million due to amounts payable relating to increased research and development spending. These cash inflows were offset by cash outflows relating to an increase in other non-current assets of $4.6 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement.

Net cash used in operating activities was $10.5 million for the six months ended October 29, 2022. The cash outflows from operating activities for the six months ended October 29, 2022 were primarily due to $3.4 million of net loss and $23.5 million of cash outflows for working capital purposes, partially offset by $16.4 million of non-cash items. The cash outflows from working capital for the six months ended October 29, 2022 were primarily driven by (a) an increase in accounts receivable of $22.2 million due to increased sales in the fiscal quarter ended October 29, 2022 compared to the fiscal quarter ended April 30, 2022, and timing of collection; and (b) an increase in inventory of $21.6 million to better support unfulfilled backlog and related new product ramps. This was offset by (c) an increase in accounts payable of $10.1 million due to amounts payable relating to increased purchases of inventory to support growing demand for our products; and (d) an increase in contract assets of $3.6 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached, but the criteria for revenue had been met.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $9.7 million in the six months ended October 28, 2023 was attributable to purchases of property and equipment of $7.4 million and net outflow from certificates of deposit of $2.3 million from maturities of certificates of deposit for $109.2 million and purchases of the same for $111.5 million. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $60.9 million in the six months ended October 29, 2022 was attributable to purchases of property and equipment of $10.9 million and investment in a certificate of deposit of $50.0 million . Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities of $0.7 million for the six months ended October 28, 2023 was primarily attributable to $3.7 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP, offset by $3.1 million in payments for long-term technology license obligations.
Net cash provided by financing activities of $2.7 million for the six months ended October 29, 2022 was solely attributable to $2.7 million in proceeds from exercises of employee share options and issuances of shares under the ESPP.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and six months ended October 28, 2023, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. During the three and six months ended October 28, 2023, there were no material changes or developments that would materially alter the market risk assessment performed as of April 29, 2023.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended October 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our ordinary shares. As of the date of this Quarterly Report on Form 10-Q there have been no material changes from the risk factors previously disclosed in our in the Annual Report on Form 10-K for the fiscal year ended April 29, 2023.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 26, 2023, Daniel Fleming, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 90,000 of our ordinary shares held directly by Mr. Fleming may be sold between September 25, 2023 and September 20, 2024. The plan terminates on the earlier of: (i) September 20, 2024, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
On September 7, 2023, Chi Fung (Lawrence) Cheng, our Chief Technology Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 2,000,000 of our ordinary shares held by the Cheng Huang Family Trust may be sold between January 2, 2024 and December 31, 2024. The plan terminates on the earlier of: (i) December 31, 2024, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Cheng is a joint trustee with shared voting and investment power over the shares held by the Cheng Huang Family Trust.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: November 30, 2023	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: November 30, 2023	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer