Form 10-Q
period 2024-01-27
Credo Technology Group Holding Ltd
filed 2024-02-28
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
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

The registrant had 163,290,614 ordinary shares outstanding as of February 20, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “might”, “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023 and our Quarterly Reports on Form 10-Q and other reports we file with the U.S. Securities and Exchange Commission (SEC). Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
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
•risks related to supply chain disruptions, delays, shortages and capacity limitations; and
•risks related to the impact of any pandemic, such as the recent COVID-19 pandemic and armed conflict, war, terrorism and other geopolitical conflicts on our business, suppliers and customers.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	January 27, 2024	April 29, 2023
Assets
Current assets:
Cash and cash equivalents	$96,073	$108,583
Short-term investments	313,061	109,228
Accounts receivable	44,760	49,541
Inventories	31,507	46,023
Contract assets	17,909	9,445
Prepaid expenses and other current assets	8,133	5,412
Total current assets	511,443	328,232
Property and equipment, net	44,899	40,222
Right of use assets	13,634	14,860
Other non-current assets	22,490	13,975
Total assets	$592,466	$397,289
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,294	$6,067
Accrued compensation and benefits	6,913	6,471
Accrued expenses and other current liabilities	18,268	14,454
Deferred revenue	4,722	4,040
Total current liabilities	40,197	31,032
Non-current operating lease liabilities	11,601	12,869
Other non-current liabilities	6,701	5,753
Total liabilities	58,499	49,654
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 163,068 and 148,651 shares issued and outstanding at January 27, 2024 and April 29, 2023, respectively	8	7
Additional paid in capital	659,162	454,795
Accumulated other comprehensive loss	(335)	(191)
Accumulated deficit	(124,868)	(106,976)
Total shareholders' equity	533,967	347,635
Total liabilities and shareholders' equity	$592,466	$397,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue:
Product sales	$39,975	$38,033	$104,250	$117,645
Product engineering services	11,830	3,635	16,557	8,209
IP license	1,253	12,602	11,381	26,252
Total revenue	53,058	54,270	132,188	152,106
Cost of revenue:
Cost of product sales revenue	18,912	21,833	50,126	62,016
Cost of product engineering services revenue	1,471	228	1,935	746
Cost of IP license revenue	117	222	662	1,735
Total cost of revenue	20,500	22,283	52,723	64,497
Gross profit	32,558	31,987	79,465	87,609
Operating expenses:
Research and development	24,236	20,530	68,610	55,371
Selling, general and administrative	14,233	11,936	40,032	34,674
Impairment charges	—	2,407	—	2,407
Total operating expenses	38,469	34,873	108,642	92,452
Operating loss	(5,911)	(2,886)	(29,177)	(4,843)
Other income, net	4,291	2,530	9,150	1,618
Loss before income taxes	(1,620)	(356)	(20,027)	(3,225)
Benefit for income taxes	(2,048)	(3,179)	(2,135)	(2,615)
Net income (loss)	$428	$2,823	$(17,892)	$(610)
Net income (loss) per share:
Basic	$—	$0.02	$(0.12)	$—
Diluted	$—	$0.02	$(0.12)	$—
Weighted-average shares:
Basic	157,155	146,908	152,063	146,000
Diluted	167,160	156,519	152,063	146,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net income (loss)	$428	$2,823	$(17,892)	$(610)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	241	324	(144)	(92)
Total comprehensive income (loss)	$669	$3,147	$(18,036)	$(702)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 29, 2023	148,651	$7	$454,795	$(191)	$(106,976)	$347,635
Ordinary shares issued under equity incentive plans, net of tax withholding related to vesting of RSUs	1,203	—	3,260	—	—	3,260
Share-based compensation	—	—	7,968	—	—	7,968
Warrant contra revenue	—	—	436	—	—	436
Total comprehensive loss	—	—	—	(162)	(11,697)	(11,859)
Balances at July 29, 2023	149,854	$7	$466,459	$(353)	$(118,673)	$347,440
Ordinary shares issued under equity incentive plans, net of tax withholding related to vesting of RSUs	692	1	455	—	—	456
Share-based compensation	—	—	8,144	—	—	8,144
Warrant contra revenue	—	—	354	—	—	354
Total comprehensive loss	—	—	—	(223)	(6,623)	(6,846)
Balances at October 28, 2023	150,546	$8	$475,412	$(576)	$(125,296)	$349,548
Issuance of ordinary share in connection with public offering, net of underwriter discounts and offering costs	10,440	—	173,415	—	—	173,415
Ordinary shares issued under equity incentive plans, net of tax withholding related to vesting of RSUs	2,082	—	970	—	—	970
Share-based compensation	—	—	8,332	—	—	8,332
Warrant contra revenue	—	—	1,033	—	—	1,033
Total comprehensive income	—	—	—	241	428	669
Balances at January 27, 2024	163,068	$8	$659,162	$(335)	$(124,868)	$533,967

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 30, 2022	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under equity incentive plans	589	—	1,977	—	—	1,977
Share-based compensation	—	—	5,546	—	—	5,546
Warrant contra revenue	—	—	388	—	—	388
Total comprehensive loss	—	$—	$—	$(96)	$(73)	$(169)
Balances at July 30, 2022	145,344	7	432,473	(73)	(90,502)	341,905
Ordinary shares issued under equity incentive plans	1,142	—	741	—	—	741
Share-based compensation	—	—	4,891	—	—	4,891
Warrant contra revenue	—	—	247	—	—	247
Total comprehensive loss	—	$—	$—	$(320)	$(3,360)	$(3,680)
Balances at October 29, 2022	146,486	7	438,352	(393)	(93,862)	344,104
Ordinary shares issued under employee share plan	944	—	1,873	—	—	1,873
Share-based compensation	—	—	5,169	—	—	5,169
Warrant contra revenue	—	—	260	—	—	260
Total comprehensive income	—	—	—	324	2,823	3,147
Balances at January 28, 2023	147,430	$7	$445,654	$(69)	$(91,039)	$354,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	January 27, 2024	January 28, 2023
Cash flows from operating activities:
Net loss	$(17,892)	$(610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,085	6,533
Share-based compensation	24,444	15,606
Warrant contra revenue	1,823	895
Write-downs for excess and obsolete inventory	667	3,087
Impairment of assets	—	2,407
Changes in operating assets and liabilities:
Accounts receivable	4,781	(13,644)
Inventories	13,849	(26,065)
Contract assets	(8,464)	(9,185)
Prepaid and other current assets	(2,721)	1,642
Other non-current assets	(7,398)	(5,598)
Accounts payable	5,281	11,703
Accrued expenses, compensation and other liabilities	3,540	(1,850)
Deferred revenue	585	2,303
Net cash provided by (used in) operating activities	28,580	(12,776)
Cash flows from investing activities:
Purchases of property and equipment	(12,457)	(17,815)
Maturities of short-term investments	169,754	—
Purchases of short-term investments	(373,587)	(109,228)
Net cash used in investing activities	(216,290)	(127,043)
Cash flows from financing activities:
Proceeds from issuance of ordinary share in connection with public offering, net of underwriter discounts and offering costs	173,636	—
Payments on technology license obligations	(3,052)	(308)
Proceeds from employee share incentive plans, net of tax withholding related to vesting of RSUs	4,685	4,595
Net cash provided by financing activities	175,269	4,287
Effect of exchange rate changes on cash	(69)	(7)
Net increase (decrease) in cash and cash equivalents	(12,510)	(135,539)
Cash and cash equivalents at beginning of the period	108,583	259,322
Cash and cash equivalents at end of the period	$96,073	$123,783
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$8,767	$10,789
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
The Company is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. The Company’s innovations ease system bandwidth bottlenecks while simultaneously improving on power, security and reliability. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) port markets. The Company’s products are based on its proprietary Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. The Company’s product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. The Company’s intellectual property (IP) solutions consist primarily of SerDes IP licensing.
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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending April 27, 2024 (“fiscal year 2024”) is a 52-week fiscal year. The first quarter of fiscal year 2024 ended on July 29, 2023, the second quarter ended on October 28, 2023 and the third quarter ended on January 27, 2024.
Public Offering of Ordinary Shares
On December 8, 2023, the Company completed a public offering of 11,500,000 of its ordinary shares, par value $0.00005 per share, at $17.50 per share. The Company sold 10,440,000 shares and certain existing shareholders sold an aggregate of 1,060,000 shares. The Company received net proceeds of $173.4 million after deducting underwriter discounts and offering costs.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after May 4, 2025, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	January 27, 2024	April 29, 2023
Customer A	54%	54%
Customer B	15%	*
Customer C	*	22%

	Three Months Ended		Nine Months Ended
Revenue	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Customer A	41%	52%	37%	46%
Customer B	11%	*	*	*
Customer C	*	20%	*	14%
Customer D	23%	*	15%	*
Customer E	*	*	12%	11%

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
* Less than 10% of total accounts receivable or total revenue.
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Hong Kong	$28,393	$1,583	$48,885	$8,636
United States	15,436	16,513	29,688	35,001
Taiwan	3,482	2,048	13,730	1,297
Mainland China	798	29,233	22,415	83,412
Rest of World	4,949	4,893	17,470	23,760
	$53,058	$54,270	$132,188	$152,106
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of January 27, 2024 and April 29, 2023.
During the nine months ended January 27, 2024, the Company recognized $3.7 million of revenue that was included in the deferred revenue balance as of April 29, 2023. During the nine months ended January 28, 2023, the Company recognized $1.1 million of revenue that was included in the deferred revenue balance as of April 30, 2022.
During the nine months ended January 27, 2024, the increase in contract assets of $9.2 million was primarily driven by a product engineering services arrangement where certain billing milestones were not met prior to the timing of revenue recognition.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $16.5 million and the satisfied but unrecognized performance obligation was approximately $10.1 million as of January 27, 2024, which the Company expects to recognize over the next year. The amounts stated above include amounts relating to an IP licensing and development contract we entered into with a customer in September 2021, for total cash consideration of $43.5 million, which is receivable over an estimated period of three years upon meeting certain contractual milestones. As of January 27, 2024, we had billed $33.4 million and recognized revenue amounting to $33.9 million upon achievement of certain milestones under the contract. We have applied constraints on a remaining milestone due to significant uncertainty relating to the achievement of the milestone as of January 27, 2024 associated with dependency on actions by the customer. The constraint will be re-evaluated at each future reporting period.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 4,080,000 of the Company’s ordinary shares at an exercise price of $10.74 per share (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 40,000 of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 580,000 and 80,000 of the shares issuable upon exercise of the Customer Warrant were vested as of January 27, 2024 and April 29, 2023, respectively.
Using a grant date fair value of $4.65, the Company recognized $1.0 million and $1.8 million for the three and nine months ended January 27, 2024, respectively, and $0.3 million and $0.9 million for the three and nine months ended January 28, 2023, respectively, as contra revenue within product sales revenue on the condensed consolidated statements of operations.

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
The Company measures the fair value of money market funds using Level 1 inputs. The Company’s certificates of deposit are classified as held-to-maturity securities as the Company intends to hold until their maturity dates. The certificates of deposit are valued using Level 2 inputs. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
The following tables present the fair value of the financial instruments measured on a recurring basis as of January 27, 2024 and April 29, 2023 (in thousands).

	January 27, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,966	$—	$—	$87,966
Short-term investments:
Certificates of deposit	—	313,061	—	313,061
Total cash equivalents and short-term investments	$87,966	$313,061	$—	$401,027

	April 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,119	$—	$—	$99,119
Short-term investments:
Certificates of deposit	—	109,228	—	109,228
Total cash equivalents and short-term investments	$99,119	$109,228	$—	$208,347
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of January 27, 2024 and April 29, 2023, the unrealized loss or gain associated with the Company’s financial instruments was not material.
Interest income recognized for the three and nine months ended January 27, 2024 was $4.4 million and $9.9 million, respectively. Interest income recognized for the three and nine months ended January 28, 2023 was $2.2 million and $2.3 million, respectively.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	January 27, 2024	April 29, 2023
Raw materials	$11,441	$17,456
Work in process	8,263	7,200
Finished goods	11,803	21,367
	$31,507	$46,023
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	January 27, 2024	April 29, 2023
Computer equipment and software	$18,217	$13,942
Laboratory equipment	17,720	15,577
Production equipment	24,718	19,783
Leasehold improvements	2,009	2,005
Others	648	632
Construction in progress	7,526	6,300
	70,838	58,239
Less: accumulated depreciation and amortization	(25,939)	(18,017)
	$44,899	$40,222
Depreciation and amortization expense was $3.4 million and $10.1 million for the three and nine months ended January 27, 2024, respectively, and $2.3 million and $6.5 million for the three and nine months ended January 28, 2023, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s new products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 27, 2024	April 29, 2023
Accrued expenses	$9,868	$7,555
Current payables relating to purchases of property and equipment	5,594	4,269
Current portion of operating lease liabilities	2,806	2,630
	$18,268	$14,454
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	January 27, 2024	April 29, 2023
Non-current payables relating to purchases of property and equipment	$5,490	$5,049
Non-current deferred revenue	239	380
Other non-current liabilities	972	324
	$6,701	$5,753

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of January 27, 2024 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees
Remainder of 2024	$5,902	$992
2025	5,255	7,147
2026	8,627	5,974
2027	7,691	1,805
2028	2,153	350
Thereafter	—	350
Total unconditional purchase commitments	$29,628	$16,618
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of January 27, 2024, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $5.1 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor during the fiscal year ended April 29, 2023. Under this arrangement, the Company agreed to pay refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. During the three months ended January 27, 2024, the Company amended the arrangement to reduce the commitment level for the remainder of fiscal year 2024 and fiscal year 2025. The Company currently estimates that it has made purchase level commitments of at least $24.5 million for the remainder of fiscal year 2024 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. The total refundable deposits of $8.8 million were paid as of January 27, 2024.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has made certain indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of January 27, 2024 and April 29, 2023.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
As of the date of issuance of these unaudited condensed consolidated financial statements, the Company was not subject to any material litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

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
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Operating lease expenses	$983	$935	$2,814	$2,715
Cash paid for amounts included in the measurement of operating lease liabilities	$847	$767	$2,541	$2,312
Right-of-use assets obtained in exchange for lease obligation	$739	$—	$739	$649
The aggregate future lease payments for operating leases as of January 27, 2024 are as follows (in thousands):

Fiscal Year	Operating Leases
Remainder of 2024	$1,361
2025	3,240
2026	2,687
2027	2,213
2028	2,194
Thereafter	5,785
Total lease payments	17,480
Less: Interest	3,073
Present value of lease liabilities	$14,407
As of January 27, 2024, the weighted-average remaining lease term for the Company's operating leases is 6.06 years and the weighted-average discount rate used to determine the present value of the Company's operating leases is 5.93%.

9. Share Incentive Plan
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (“Restricted Share Awards” or “RSAs”). In addition, the Company allows early exercise for unvested ordinary share options granted under its 2015 Stock Plan. In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of January 27, 2024 and April 29, 2023, 35,297 shares and 98,631 shares, respectively, from share option early exercises remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Restricted Stock Unit (“RSU”) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to RSU activity during the nine months ended January 27, 2024 is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balances as of April 29, 2023	7,798,349	$11.66
Granted	1,150,949	$14.30
Vested	(1,947,362)	$11.73
Canceled/ forfeited	(316,813)	$11.47
Balances and expected to vest as of January 27, 2024	6,685,123	$12.11	1.36	$139,318
Share Option Awards
A summary of information related to share option activity during the nine months ended January 27, 2024 is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance as of April 29, 2023	8,869,655	$2.02
Options exercised and vested	(1,689,216)	$2.00
Options canceled/ forfeited	(140,244)	$4.93
Balance and expected to vest as of January 27, 2024	7,040,195	$1.97	5.43	$132,856
Exercisable as of January 27, 2024	7,004,898	$1.97	5.43	$132,190
Employee Stock Purchase Plan (“ESPP”)
The Company issued 75,873 and 280,634 shares during the three and nine months ended January 27, 2024 respectively and 92,607 and 246,660 shares during the three and nine months ended January 28, 2023, under the ESPP, respectively.
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Cost of revenue	$458	$98	$897	$551
Research and development	4,697	3,046	14,093	8,664
Selling, general and administrative	3,177	2,025	9,454	6,391
	$8,332	$5,169	$24,444	$15,606
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Provision (benefit) for income taxes for the three and nine months ended January 27, 2024 and January 28, 2023 was as follows (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
Provision (benefit) for income taxes	$(2,048)	$(3,179)	(35.6)%	$(2,135)	$(2,615)	(18.4)%
Effective tax rate	126%	893%		11%	81%
The Company’s effective tax rate for the three months ended January 27, 2024 differs from the same period in the prior fiscal year primarily due to excluding zero rate jurisdictions from its annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
The Company’s effective tax rate for the nine months ended January 27, 2024 differs from the same period in the prior fiscal year primarily due to excluding zero rate jurisdictions from its annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
During the three and nine months ended January 27, 2024, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
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

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Numerator:
Net income (loss)	$428	$2,823	$(17,892)	$(610)

Denominator:
Weighted-average shares - basic	157,155	146,908	152,063	146,000
Effect of dilutive shares
Share-based compensation awards	9,827	9,598	—	—
Customer Warrant	179	13	—	—
Weighted-average shares - diluted	167,160	156,519	152,063	146,000
Net income (loss) per share:
Basic	$—	$0.02	$(0.12)	$—
Diluted	$—	$0.02	$(0.12)	$—
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, RSUs and ESPP shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three and nine months ended January 27, 2024 and January 28, 2023:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Share-based compensation awards	3,921	5,180	13,747	14,603
Customer Warrant	3,901	4,067	4,080	4,080
	7,822	9,247	17,827	18,683

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
Credo is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency as data rates and corresponding bandwidth requirements increase exponentially throughout the data infrastructure market. Our innovations ease system bandwidth bottlenecks while simultaneously improving on power, security and reliability. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G, 200G, 400G, 800G and emerging 1.6T (or Terabits per second) markets. Our products are based on our proprietary Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technology. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our IP solutions primarily are comprised of SerDes IP development and licensing.
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
Since our founding in 2008, we have achieved many significant milestones:
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
We generated $53.1 million and $132.2 million in total revenue in the three and nine months ended January 27, 2024, respectively, and $54.3 million and $152.1 million in total revenue in the three and nine months ended January 28, 2023, respectively. Product sales and product engineering services revenue comprised 97.6% and 91.4% of our total revenue in the three and nine months ended January 27, 2024, respectively, and 76.8% and 82.7% of our total revenue in the three and nine months ended January 28, 2023, respectively. IP license revenue represented 2.4% and 8.6% of our total revenue in the three and nine months ended January 27, 2024, respectively, and 23.2% and 17.3% of our total revenue in the three and nine months ended January 28, 2023, respectively. We generated $0.4 million in net income and $17.9 million in net loss, during the three and nine months ended January 27, 2024, respectively, and $2.8 million in net income and $0.6 million in net loss during the three and nine months ended January 28, 2023, respectively.
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

	Three Months Ended		Nine Months Ended
Revenue	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Customer Z	28%	57%	31%	57%
Customer D	23%	*	15%	*
Customer Y	19%	*	13%	*
Customer E	*	*	12%	11%
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
Revenue Mix and Associated Gross Margins
A summary of our revenue and associated gross margin by revenue sources for the three and nine months ended January 27, 2024 and January 28, 2023 is presented below (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue:
Product sales	$39,975	$38,033	$104,250	$117,645
Product engineering services	11,830	3,635	16,557	8,209
Total product sales and product engineering services	51,805	41,668	120,807	125,854
IP license	1,253	12,602	11,381	26,252
Total revenue	$53,058	$54,270	$132,188	$152,106

Gross margin:
Product sales	52.7%	42.6%	51.9%	47.3%
Product engineering services	87.6%	93.7%	88.3%	90.9%
Total product sales and product engineering services	60.7%	47.1%	56.9%	50.1%
IP license	90.7%	98.2%	94.2%	93.4%
Total gross margin	61.4%	58.9%	60.1%	57.6%

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
Macroeconomic Environment
Our industry is subject to uncertainty as a result of the recent macroeconomic environment, which has been characterized by rising interest rates and inflation, geopolitical instability, continuing risk from the COVID-19 pandemic and public health measures related to it, and supply chain uncertainty. These factors have caused, and are continuing to cause, companies across the semiconductor industry to reduce spending and tighten inventory controls, which could negatively impact our business, financial condition, and results of operations.

Results of Operations
Three and Nine Months Ended January 27, 2024 and January 28, 2023
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue:
Product sales	75.3%	70.1%	78.9%	77.3%
Product engineering services	22.3%	6.7%	12.5%	5.4%
IP license	2.4%	23.2%	8.6%	17.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	35.7%	40.3%	37.9%	40.7%
Cost of product engineering services revenue	2.8%	0.4%	1.5%	0.5%
Cost of IP license revenue	0.2%	0.4%	0.5%	1.2%
Total cost of revenue	38.6%	41.1%	39.9%	42.4%
Gross margin	61.4%	58.9%	60.1%	57.6%
Operating expenses:
Research and development	45.7%	37.8%	51.9%	36.4%
Selling, general and administrative	26.8%	22.0%	30.3%	22.8%
Impairment charges	—%	4.4%	—%	1.6%
Total operating expenses	72.5%	64.2%	82.2%	60.8%
Operating loss	(11.1)%	(5.3)%	(22.1)%	(3.2)%
Other income, net	8.1%	4.6%	6.9%	1.1%
Loss before income taxes	(3.1)%	(0.7)%	(15.2)%	(2.1)%
Benefit for income taxes	(3.9)%	(5.9)%	(1.6)%	(1.7)%
Net income (loss)	0.8%	5.2%	(13.5)%	(0.4)%
Comparison of Three and Nine Months Ended January 27, 2024 and January 28, 2023
Revenue

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Product sales	$39,975	$38,033	5.1%	$104,250	$117,645	(11.4)%
Product engineering services	11,830	3,635	225.4%	16,557	8,209	101.7%
IP license	1,253	12,602	(90.1)%	11,381	26,252	(56.6)%
Total revenue	$53,058	$54,270	(2.2)%	$132,188	$152,106	(13.1)%
Total revenue for the three months ended January 27, 2024 decreased by $1.2 million, compared to the same period in fiscal year 2023, primarily due to a decrease in IP license revenue of $11.3 million, partially offset by an increase in product sales revenue of $1.9 million and product engineering services revenue of $8.2 million. Total revenue for the nine months ended January 27, 2024 decreased by $19.9 million, compared to the same period in fiscal year 2023, primarily due to a decrease in product sales revenue of $13.4 million and a decrease in IP license revenue of $14.9 million, partially offset by an increase in product engineering services revenue of $8.3 million.
The increase in product sales revenue for the three months ended January 27, 2024, compared to the same periods in fiscal year 2023, was primarily due to a significant increase in the volume of unit shipments of Optical products.

The decrease in product sales revenue for the nine months ended January 27, 2024, compared to the same periods in fiscal year 2023, was primarily due to a decrease in the volume of unit shipments of AEC cables. The reduction of AEC cable shipments was primarily due to reduced demand by one of our largest customers.
The increase in product engineering services revenue for the three and nine months ended January 27, 2024, compared to the same periods in fiscal year 2023, was primarily due to a non-recurring engineering services arrangement where we recognized $10.0 million and $10.7 million for the three and nine months ended January 27, 2024, respectively.
The decrease in IP license revenue for the three and nine months ended January 27, 2024, compared to the same periods in fiscal year 2023, was driven by the timing of an IP license delivered to a customer, which resulted in revenue recognition of $10.9 million and $21.1 million during the three and nine months ended January 28, 2023, respectively.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of product sales revenue	$18,912	$21,833	(13.4)%	$50,126	$62,016	(19.2)%
Cost of product engineering services revenue	1,471	228	545.2%	1,935	746	159.4%
Cost of IP license revenue	117	222	(47.3)%	662	1,735	(61.8)%
Total cost of revenue	$20,500	$22,283	(8.0)%	$52,723	$64,497	(18.3)%
Cost of product sales revenue decreased by $2.9 million in the three months ended January 27, 2024, compared to the same period in fiscal year 2023, primarily due to $2.0 million write-downs for excess and obsolete inventory recorded in the three months ended January 28, 2023 and improved overall product gross margins.
Cost of product sales revenue decreased by $11.9 million in the nine months ended January 27, 2024, compared to the same period in fiscal year 2023, primarily due to decreased product sales during the same period as discussed above and $3.1 million in write-downs for excess and obsolete inventory recorded in the nine months ended January 28, 2023.
Cost of product engineering services revenue increased by $1.2 million for both the three and nine months ended January 27, 2024, compared to the same periods in fiscal year 2023, primarily due to the ramp-up of engineering services performed under a non-recurring engineering services arrangement entered into in fiscal year 2024.
Cost of IP license revenue remained consistent for the three months ended January 27, 2024 and decreased by $1.1 million in the nine months ended January 27, 2024, compared to the same period in fiscal year 2023. The decrease in the nine months ended January 27, 2024 was primarily due to costs incurred for delivery of a milestone during the nine months ended January 28, 2023 on an IP licensing and development contract entered into with a customer in September 2021. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Gross Profit and Gross Margin

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross profit	$32,558	$31,987	1.8%	$79,465	$87,609	(9.3)%
Gross margin	61.4%	58.9%		60.1%	57.6%
Gross margin in the three and nine months ended January 27, 2024 increased by 2.4% and 2.5%, respectively, compared to the same periods in fiscal year 2023, primarily driven by the increase in our product engineering services revenue in our revenue mix as our product engineering services business has higher gross margin compared to our product sales business. Additionally, as our product sales business continued to gain scale, product sales gross margin increased by 10% for the three months ended January 27, 2024 and 5% for the nine months ended January 27, 2024, compared to the same periods in the prior year.
Research and Development

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$24,236	$20,530	18.1%	$68,610	$55,371	23.9%
% of total revenue	45.7%	37.8%		51.9%	36.4%
Research and development expense for the three months ended January 27, 2024 increased by $3.7 million compared to the same period in fiscal year 2023. The increase was due primarily to a $3.0 million increase in personnel costs as a result of new hires for product development and a $1.7 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, offset by a $0.9 million increase in R&D expenses allocated out to cost of product engineering services as a result of the increase in engineering services performed.
Research and development expense for the nine months ended January 27, 2024 increased by $13.2 million compared to the same period in fiscal year 2023. The increase was due primarily to a $5.6 million increase in personnel costs as a result of new hires for product development, a $5.4 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, and a $2.4 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative	$14,233	$11,936	19.2%	$40,032	$34,674	15.5%
% of total revenue	26.8%	22.0%		30.3%	22.8%
Selling, general and administrative expense for the three months ended January 27, 2024 increased by $2.3 million compared to the same period in fiscal year 2023. The increase was primarily due to a $1.5 million increase in personnel costs and a $1.2 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Selling, general and administrative expense for the nine months ended January 27, 2024 increased by $5.4 million compared to the same period in fiscal year 2023. The increase was primarily due to a $2.1 million increase in personnel costs and a $3.1 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees.
Impairment Charges

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Impairment charges	$—	$2,407	(100.0)%	$—	$2,407	(100.0)%
% of total revenue	—%	4.4%		—%	1.6%
Impairment charges for the three and nine months ended January 27, 2024 decreased by $2.4 million in both periods, compared to the same periods fiscal year 2023. The decrease was primarily due to a one-time impairment charge incurred in the three months ended January 28, 2023.

Benefit for Income Taxes

	Three Months Ended			Nine Months Ended
	January 27, 2024	January 28, 2023	% Change	January 27, 2024	January 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Benefit for income taxes	$(2,048)	$(3,179)	(35.6)%	$(2,135)	$(2,615)	(18.4)%
% of total revenue	(3.9)%	(5.9)%		(1.6)%	(1.7)%
Benefit for income taxes for the three months ended January 27, 2024 decreased by $1.1 million, compared to the same period in fiscal year 2023. The fluctuation was primarily due to excluding zero rate jurisdictions from our annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
Benefit for income taxes for the nine months ended January 27, 2024 decreased by $0.5 million, compared to the same period in fiscal year 2023. The fluctuation was primarily due to excluding zero rate jurisdictions from our annual effective tax rate calculation and an increase in tax benefit of share-based compensation.
Liquidity and Capital Resources
Since our inception through January 27, 2024, our operations have been financed primarily by net proceeds from our initial public offering, net proceeds from our follow-on public offering completed in December 2023, the sale of convertible preferred shares and ordinary shares prior to our initial public offering and cash generated from our customers. As of January 27, 2024 and April 29, 2023, we had $96.1 million and $108.6 million in cash and cash equivalents, respectively, and working capital of $471.2 million and $297.2 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended
	January 27, 2024	January 28, 2023
	(in thousands)
Net cash provided by (used in) operating activities	$28,580	$(12,776)
Net cash used in investing activities	$(216,290)	$(127,043)
Net cash provided by financing activities	$175,269	$4,287
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $28.6 million for the nine months ended January 27, 2024. The cash inflows from operating activities for the nine months ended January 27, 2024 were primarily due to $9.5 million of cash inflows for working capital purposes and $37.0 million of non-cash items, partially offset by $17.9 million in net loss. The cash inflows from working capital for the nine months ended January 27, 2024 were primarily driven by (a) a decrease in accounts receivable of $4.8 million primarily due to collection of large customer invoices in the nine months ended January 27, 2024; (b) a decrease in inventory of $13.8 million primarily driven by tightened production management and increased product sales compared to the fiscal quarter ended April 29, 2023; and (c) an increase in accounts payable of $5.3 million due to amounts payable relating to increased research and development spending. These cash inflows were offset by cash outflows relating to an increase in other non-current assets of $7.4 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement; and an increase in contract assets of $8.5 million primarily relating to a product engineering services arrangement where certain billing milestones have not been reached prior to the timing of revenue recognition.

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
Cash Flows Used in Investing Activities
Net cash used in investing activities of $216.3 million in the nine months ended January 27, 2024 was attributable to purchases of property and equipment of $12.5 million and net outflow from certificates of deposit of $203.8 million from maturities of certificates of deposit for $169.8 million and purchases of the same for $373.6 million. Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $127.0 million in the nine months ended January 28, 2023 was attributable to purchases of property and equipment of $17.8 million and investment in a certificate of deposit of $109.2 million . Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities of $175.3 million for the nine months ended January 27, 2024 was primarily attributable to $173.6 million in proceeds from issuance of ordinary shares in connection our follow-on public offering, net of underwriter discounts and offering costs, $4.7 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP, offset by $3.1 million in payments for long-term technology license obligations.
Net cash provided by financing activities of $4.3 million for the nine months ended January 28, 2023 was solely attributable to $4.6 million in proceeds from exercises of employee share options and issuances of shares under the ESPP.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and nine months ended January 27, 2024, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. During the three and nine months ended January 27, 2024, there were no material changes or developments that would materially alter the market risk assessment performed as of April 29, 2023.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended January 27, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On January 12, 2024, William J. Brennan, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 144,478 of our ordinary shares held directly by Mr. Brennan may be sold between June 6, 2024 and April 30, 2025 and (ii) 675,522 of our ordinary shares held by The Brennan Family Trust, DTD 09/06/2002 may be sold between June 6, 2024 and April 30, 2025. The plan terminates on the earlier of: (i) April 30, 2025, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Brennan is a joint trustee with shared voting and investment power over the shares held by The Brennan Family Trust, DTD 09/06/2002.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1		Underwriting Agreement, dated as of December 5, 2023, by and among Credo Technology Group Holding Ltd, Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, and the selling shareholders named therein.	8-K	001-41249	1	December 6, 2023
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: February 28, 2024	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: February 28, 2024	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer