Form 10-K
period 2024-04-27
Credo Technology Group Holding Ltd
filed 2024-06-24
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of $13.91 per share of the registrant’s ordinary shares on October 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was approximately $1.6 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, the registrant has assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of its executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, the registrant has not deemed such shareholders to be affiliates unless there are facts and circumstances indicating that such shareholders exercise any control over the registrant. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant had 165,185,407 ordinary shares outstanding as of June 17, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

GENERAL
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “Company” and “Credo” mean Credo Technology Group Holding Ltd, a Cayman Islands exempted company, and its subsidiaries as a group.
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. Our fiscal year ending April 27, 2024 (fiscal 2024) is a 52-week fiscal year. The first quarter of fiscal 2024 ended on July 29, 2023, the second quarter ended on October 28, 2023 and the third quarter ended on January 27, 2024. Any references to a fiscal year in this Annual Report on Form 10-K are to the 12 months ending on April 30 or the Saturday closest to April 30, as applicable, of the relevant year, and any references to a fiscal quarter are to the applicable quarter within a fiscal year. Our fiscal years ended April 29, 2023 and April 30, 2022 are referred to herein as “fiscal 2023” and “fiscal 2022,” respectively.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “goal,” “projects,” “believes,” “seeks,” “estimates,” "forecast," "target," “predict,” “future,” “may,” “can,” “will,” “would” and similar expressions identify such forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:
•    our expectations regarding our ability to address market and customer demands and to timely develop new or enhanced solutions to meet those demands;
•    anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations;
•    our expectations regarding our revenue, revenue mix, average selling prices, gross margin, and expenses;
•    our expectations regarding dependence on a limited number of customers and end customers;
•    our customer relationships and our ability to retain and expand our customer relationships and to achieve design wins;
•    our expectations regarding the success, cost, and timing of new products;
•    the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•    our expectations regarding competition in our existing and future markets;
•    the impact a pandemic, epidemic, or other outbreak of disease may in the future have on our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
•    our expectations regarding regulatory developments in the United States and foreign countries;
•    our expectations regarding the performance of, and our relationships with, our third-party suppliers and manufacturers;

•    our expectations regarding our ability to attract and retain key personnel; and
•    the accuracy of our estimates regarding capital requirements and needs for additional financing.
These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the “Risk Factor Summary” below and under Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements. Unless required by law, we undertake no obligation to update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report on Form 10-K. Investors should carefully consider these risks and uncertainties when investing in our ordinary shares. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The principal risks and uncertainties affecting us include:
•Risks related to our business, including, but not limited to, the following:
•We depend on a limited number of customers for a substantial portion of our revenue.
•We do not have long-term purchase commitments from our customers.
•We face macroeconomic risks, including but not limited to recessions, inflation, stagflation and other economic conditions.
•We have an accumulated deficit. We may incur net losses in the future.
•We face intense competition and expect competition to increase in the future.
•We may incur substantial expenses to develop, market, and qualify products which may not make any revenue.
•We rely on a limited number of third parties to manufacture, assemble and test our products.
•We may be subject to cybersecurity breaches, cyberattacks, and other disruptions to information technology systems.
•Risks related to our industry, including, but not limited to, the following:
•Our target customers may not grow as we currently expect.
•Our product markets may not develop as we currently expect.
•The general compute and Artificial Intelligence and Machine Learning (AI/ML) infrastructure market is an emerging market that will depend on the success of generative AI technologies, and this market may not develop as we currently expect, including due to regulatory uncertainty.
•Risks related to our international operations, including, but not limited to, the following:
•Our business, financial condition and results of operations could be adversely affected by worldwide economic conditions, trade restrictions such as export restrictions, sanctions, and tariffs, international and intra-national conflicts, as well as political and economic conditions in the countries where we conduct business.
•Our global operations expose us to numerous legal and regulatory requirements including unexpected changes to such requirements.
•Uncertainties with respect to the legal system of the People’s Republic of China (the PRC or mainland China), including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC, could adversely affect us.
•The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries.
•PRC regulation of offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.
•Risks related to our intellectual property, including, but not limited to, the following:
•We may face claims of intellectual property infringement, misappropriation or other violations, which could be time-consuming or costly to defend or settle, result in the loss of significant rights or harm our relationships with our customers or reputation in the industry.
•We face risks related to the protection of our intellectual property, particularly outside the United States.

PART I
Item 1. Business
Company Overview
Credo provides innovative, secure, high-speed and power-efficient connectivity solutions. Our solutions target the data infrastructure market, where bandwidth requirements are increasing exponentially, driven by the accelerating deployment of leading edge Artificial Intelligence infrastructure and applications.
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
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to achieve similar performance to leading competitors’ products but at a lower cost and more highly available legacy node (n-1 advantage). Beyond power and performance, Credo continues to innovate to address customers’ system level requirements. We partner with Microsoft on our HiWire Switch AEC and open-source implementation that helps realize Microsoft’s vision for a highly reliable network-managed dual-Top-of-Rack (ToR) architecture (a network architecture design in which computing equipment located within the same or an adjacent rack are, for redundancy, connected to two in-rack network switches, which are, in turn, connected to aggregation switches via fiber optic cables), overcome complex and slow legacy enterprise approaches, simplify deployment and improve connection reliability in the data center.
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, AI/ML infrastructure, multi-service operators (MSOs), and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.
We design, market and sell both product and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies. We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the part or license the IP to the broader market.
We have global sales, marketing and business development teams responsible for identifying and building our customer relationships. We sell our products to hyperscalers and cloud infrastructure providers, as well as MNO, MSO, 5G wireless, enterprise networking, and high performance computing (HPC) customers. We are engaged with all of the major hyperscalers, and our customer base includes over 20 blue chip clients, including more than 10 original equipment manufacturers (OEMs) and original design manufacturers (ODMs), over 10 optical module manufacturers and other leading enterprises.
During fiscal 2024 and 2023, we generated $193.0 million and $184.2 million in total revenue, respectively. Product sales and product engineering services revenue comprised 85% and 83% of our total revenue in fiscal 2024 and 2023, respectively, and IP license revenue represented 15% and 17% of our total revenue in fiscal 2024 and 2023, respectively.

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
Hyperscaler General Compute Traffic Doubles Every 2-3 Years: Our hyperscale customers began to deploy Network Interface Card (NIC) speeds of 200G in calendar year 2023 with 400G on roadmaps for calendar year 2024. As NIC speeds double, there is a need for higher speed east-west traffic infrastructure to support applications such as Remote Direct Memory Access (RDMA), Nonvolative Memory Express (NVMe) and other high-bandwidth applications, while maintaining high reliability and observability within the power and cost constraints of a modern data center.
Hyperscalers, which have the ability to seamlessly provision and add compute, memory, networking, and storage resources to a given node or set of nodes that make up a larger computing, distributed computing, or grid computing environment, drive demand for high-speed, low-power connectivity solutions. Our hyperscale customers have deployed 50G per lane electrical PAM4 data rates in 2023, and they have begun deployments of 100G per lane electrical PAM4 solutions in 2024.
Energy efficiency is becoming a key concern for customers as increased data transfer speeds require more energy to power and cool their systems. Credo’s low-power Screaming Eagle 112G/lane retimers and Dove800 DSPs are enabling our customers to achieve their technical objectives, as well as supporting the important ESG goals of our customers.
Similarly, with the global deployment of high-speed fixed-line and wireless networks, carriers are also increasingly seeking higher performance connectivity solutions to address their substantial growth in traffic. 5G wireless infrastructure has proliferated in some countries but still has much room for growth, and low earth orbit satellite IP solutions such as Starlink offer disruptive performance and cost for users who cannot access the existing infrastructure. Fixed-line infrastructure speeds continue to grow, with the announcement of CableLabs DOCSIS 4.0 10Gb standards and proliferation of fiber-to-the-home.
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
Our Competitive Strengths
We believe our key competitive strengths include the following:
Foundational Intellectual Property: We believe our technology leadership is based on our strong SerDes IP portfolio. Our purpose-built mixed-signal and DSP architectures are the foundation of our high-performance, and power-efficient connectivity solutions. We believe this IP portfolio provides us with a significant competitive advantage.
Comprehensive Family of Connectivity Solutions: Our extensive solutions portfolio includes HiWire AECs, Optical PAM4 DSPs, Line Card PHYs, SerDes Chiplets for Multi-Chip Module (MCM) package integration and SerDes IP licensing. Our products and technologies address our customers’ various bandwidth, power, cost, security, reliability and end-to-end signal integrity requirements. We believe we can provide superior service to our customers by serving as a single point of contact for various requirements. Furthermore, our extensive knowledge and experience across a range of connectivity offerings enables us to better identify potential bottlenecks and design solutions to address them, differentiating us from competitors focused on point solutions.
Best-in-Class Technology: We believe we are at the forefront of the high-performance connectivity market. Our architectural approach enables us to design in mature fabrication processes still deliver leading edge performance and power at a significantly lower cost. Our optimized SerDes architectures achieve industry-leading power efficiency on small die areas in cost-effective mature processes.
Culture of Continuous Innovation: We have a history of innovation and pioneering new technologies including:
•Early demonstration and productization of 112G SerDes for Optical and Electrical links
•Pioneer in 100G, 200G, 400G, 800G and emerging 1.6T AEC market, establishing a new product category
•Industry-leading low-power gearbox for 56G and 112G per lane applications
•Delivering 112G XSR IP for multi-chip module (MCM) solutions
•Production shipments of SerDes Chiplets, including two versions of 3.2Tbps Chiplets
•Shipping industrial temperature (iTemp) PAM4 DSP for 5G market
•First to deliver 40G PAM3 SerDes
•Created HiWire Switch cable and open-sourced implementation with Microsoft to realize their vision for a highly reliable network-managed dual-ToR architecture
•Introduced World’s First 800G DSP for Linear Receive Optics, targeting Hyperscale and AI Data Centers
We believe our culture of continuous innovation positions us as a market leader with best-in-class products and IP solutions.
Top Industry Talent and Experienced Leadership Team: We employ an engineering-focused workforce as well as a highly technical management team with deep industry experience and connectivity expertise. Our global team included 407 engineers as of April 27, 2024, and our international footprint allows us to continue attracting talent needed to support our business. We are led by a team of seasoned semiconductor and connectivity experts. Many of our executives have more than 20 years of semiconductor innovation experience and an extensive track record of successful leadership across multiple semiconductor companies.
Our Growth Strategy
To further our mission of providing secure high-speed connectivity solutions, we intend to focus on the following strategic areas:
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
•Extend and deepen relationships with existing customers. We have demonstrated our ability to sell multiple of our connectivity solutions to several of our major customers, and we will continue to seek to extend and deepen our relationships with existing customers. These relationships with leading hyperscalers, OEMs, ODMs and optical module manufacturers give us insight and extensive visibility into product designs, design specifications, development, production timelines, product implementations and product innovations. Our direct relationships enable us to better anticipate our customer needs and will facilitate our ability to sell multiple connectivity solutions to our customers over time.
Our Products and Solutions
We are pioneering comprehensive Ethernet connectivity solutions that deliver high bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. Today, we offer the following products and solutions: HiWire AECs, Optical PAM4 DSPs, Line Card PHYs, SerDes Chiplets and SerDes IP.
HiWire AECs®: HiWire Active Electrical Cables (AECs) are copper interconnect cables designed for affordable, low-power operation at 100G, 200G, 400G, 800G and emerging 1.6T data speeds. HiWire AECs enable hyperscalers and 5G architects to accelerate the transition to Distributed, Disaggregated Chassis (DDCs) by offering a high-performance alternative to short, thick Direct Attach Cables (DACs) and higher-power, higher-cost Active Optical Cables (AOCs). DDCs allow providers to pair hardware from ODMs with open-source and third-party software to address issues surrounding operating expenses, flexibility and cost in traditional chassis applications. Our ToR to NIC AEC solutions enable hardware architects to pair commodity NIC and ToR hardware with value-added AECs to address needs related to redundancy and racking plans. Our HiWire AEC solutions include SWITCH, SPAN, SHIFT, and CLOS AECs, and Pluggable Patch Panel P3:
•Credo HiWire SWITCH AECs enable a NIC to connect to two ToRs in an Active/Standby configuration for sub-millisecond failover that is fully network operating system managed. This enables the simplicity of a single NIC-ToR connector for the server and user with reliability and convergence times that are superior to legacy link aggregation structures.
•Credo HiWire SPAN AECs are a plug and play replacement of AOC for high-speed interconnects. Intended for rack-to-rack connectivity, these cables support up to 7-meter reach, consume up to 50% less power than AOCs, cost less than AOCs and offer a 10-year service life.
•Credo’s HiWire SHIFT AECs provide breakout functionality to enable a single high-speed port to connect to two or four lower-speed ports. In some cases, this involves speed shifting functionality where lane speeds are changed (e.g., one lane of 112G becomes 2 lanes of 56G), modulation schemes are changed(e.g., PAM4 symbol becomes two non-return-to-zero (NRZ) symbols) and forward error correction is terminated and/or generated to ensure a plug and play bridge between two different speed hosts.
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
•Credo Pluggable Patch Panel P3 enables services providers and hyperscalers flexibility in deploying modern pluggable optics with new and legacy switches and routers. The HiWire P3 is a single rack unit (1RU), 32 port QSFP-DD appliance that allows standard pluggable optics to directly connect to an AEC without the use of a switch chip, providing power, cooling, and control plane access.
Optical DSPs: Credo optical digital signal processors (DSPs) are a key building block inside optical transceivers that are used in AI clusters, hyperscale data centers, service provider networks, enterprise networks, and 5G wireless infrastructure. Optical transceivers and active optical cables (AOCs) based on Credo DSPs provide Ethernet connectivity from 5m up to 10km+ and span rates from 50Gb/s to 800Gb/s and beyond.
Now in their fourth generation, Credo DSPs operating at 50G/lane and 100G/lane PAM4 offer an exceptional combination of performance, energy efficiency, and value by integrating such features as laser drivers, DSP based signal equalization, non-linear distortion compensation, transmitter signal conditioning and long reach capable host side SerDes.
The Credo Seagull family of DSPs operate at 50G/lane. This comprehensive product family includes 1x50G, 2x50G, 4x50G and 8x50G product variants that enable transceivers and AOCs from 50Gb/s to 400Gb/s applications. Credo’s 50G/lane transimpedance amplifier (TIA) complements this family of devices and creates a compelling bundled solution of DSP, laser driver and TIA for new 50G/lane module designs. Also included in the Seagull family is a unique product optimized for 64G Fibre Channel, used in storage networks.
The Credo Dove family of DSPs operate at 100G/lane. This product family includes 4x100G and 8x100G DSPs each with a range of integrated laser driver options for silicon photonics, EMLs and VCSELs. The range of laser drivers makes these DSPs suitable for both multi-mode and single-mode fiber applications operating at either 400Gb/s or 800Gb/s. The Dove 850 is the newest member of the Dove family and is the industry's first unidirectional 8x100G DSP specifically for Linear Receive Optics (LRO). LRO is an innovative new concept that removes DSP functionality from the module receiver to dramatically improve energy efficiency in high volume AI deployments.
Line Card PHYs: We are enabling data connectivity and security in hyperscale and enterprise data centers with leading edge, low-power line card PHY solutions. Our Retimers, Gearboxes and MACsec/IPSEC devices facilitate PAM4/NRZ backplane and line card connectivity at up to 112G per lane. Our components enable platforms with capabilities reaching 52.1 Terabits per second (Tbps), featuring 800G ports. Dedicated and multi-mode Retimers, Gearboxes and MACsecs, each built around our low-power, high-performance SerDes IP, enable our customers to meet performance, power and price objectives.
Our Line Card PHY product families include our Bald Eagle, Black Hawk and Screaming Eagle products for Retimer and Gearboxes, as well as our Owl and Osprey products for MACsec/IPSEC applications.
SerDes Chiplets: SerDes technology enables data transmission at high rates while minimizing the number of interconnects required. As the bandwidth of interconnects increase, the complexity of the design for signal transmission increases. Our SerDes architecture has made it possible to deliver cost- and power-effective SerDes solutions in mature process nodes and make them available in chiplet form (multiple SerDes lanes in a single die) for integration with MCM, System-on-Chips (SoCs), overcoming the need for matching core logic and SerDes IP in the same process node. Our SerDes Chiplets are designed for high performance and low power from mature processes, allowing customers to fabricate their core logic in advanced processes and combine them in their MCM SoC.

SerDes IP: SerDes IP is designed for the easy SoC integration of tens to hundreds of SerDes lanes. The IP range in performance for 1G to 112G per lane. Additionally, we developed USB4 Version 2 SerDes IP which has been adopted by a major OEM.
We designed our SerDes IP to optimally balance performance, power and manufacturing process costs and risks. Our patented mixed signal and DSP architectures are the foundation of our high-performance and low-power SerDes technology. Our architectural approach enables design in a mature fabrication process while delivering leading-edge performance and power efficiency, which has led to our more than 50 IP licensing engagements. Nevertheless, as part of our commitment to long-term innovation, we continuously develop technology in cutting-edge fabrication processes such as 3nm in order to enhance our competitive position, and to serve the market of IP licensing customers whose logic requires cutting-edge fabrication processes.
Our Customers
We sell our products to hyperscalers, OEMs, ODMs and optical module manufacturers, as well as into the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments.
We currently rely and expect to continue to rely on a limited number of customers for a significant part of our revenue. In fiscal 2024, sales to our top 10 customers accounted for approximately 86% of our total revenue. Furthermore, we had two customers that each accounted for 10% or more of our total fiscal 2024 revenue with the two customers accounting for 39% and 15%, respectively.
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
•Wafer Fabrication: We currently utilize a wide range of semiconductor process generations to develop and manufacture our products. In fiscal year 2024, we exclusively used Taiwan Semiconductor Manufacturing Company Limited (TSMC) for semiconductor wafer production.
•Package, Assembly and Testing: Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Amkor Technology Inc. (Amkor) and Advanced Semiconductor Engineering, Inc. (ASE) for packaging our IC products,

King Yuan Electronics Company (KYEC) and Sigurd Microelectronics Corp. (Sigurd) for testing our IC products and BizLink Technology, Inc. (BizLink) and Cheng Ui Precision Industry (Foxlink) for manufacturing our AEC products.
Research and Development
We view our technology as a competitive advantage and devote substantial resources to the research and development of new products and the improvement of existing products. We have committed, and plan to continue to commit, significant resources to technology and product innovation and development. We have assembled a team of highly skilled engineers with deep signal processing expertise who are located in San Jose, California, mainland China and Taiwan. As of April 27, 2024, we employed 407 engineers. Research and development expenses for fiscal 2024 and 2023 were $95.5 million and $76.8 million, respectively.
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
As of April 27, 2024, we owned 73 issued patents and 13 pending patent applications in the United States, and 31 issued patents and 35 pending patent applications in mainland China. Our patent and patent application portfolio primarily relates to four main areas: Ethernet standard, network cable technology, chip manufacturing and MCM and SerDes cores. These issued patents, and any patents granted from such applications, are expected to expire between 2029 and 2045, without taking potential patent term extensions or adjustments into account. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Sustainability
Our sustainability initiatives are a corporate priority and strongly supported by our Board of Directors (Board) and leadership team. More information can be found on the Environmental, Social and Governance (ESG) section of our website and in our annual ESG Report. Information contained on our website or in our annual ESG Report is not incorporated by reference into this or any other report we file with the U.S. Securities and Exchange Commission. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of risks and uncertainties we face related to sustainability.
Employees and Human Capital Resources
As of April 27, 2024, approximately 407 of our 500 full-time equivalent employees were engineers. Of our employees, 137 were located in North America and 270 were located in Asia. None of our employees are represented by a labor union or subject to a collective bargaining agreement, and we have never experienced a labor-related work stoppage.
Our success has been built on attracting, motivating and retaining a talented and driven workforce, particularly on our design and technical teams, but also our senior management and support personnel. Our employees are our most valuable assets. Our core philosophy is that our employees are our most important backers, investing their time and professional reputations in the company. We continually assess our business to identify our talent needs. We have a diverse workforce that represents many cultures and we celebrate our diversity by fostering inclusion across our multinational organization.
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
Our company-wide compensation structure is intended to align incentives with the success of Credo. We believe that this fosters collaboration within the company, as all teams are working together towards the same goals. We offer a combination of competitive base salary, time-based equity incentives and discretionary bonuses, generally linked to our financial performance, designed to motivate and reward our employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our upcoming 2024 Proxy Statement.
We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration in the United States. We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under “—Manufacturing and Suppliers.” More information can be found on the ESG section of our website and in our annual ESG Report. Information contained on our website or in our annual ESG Report is not incorporated by reference into this or any other report we file with the U.S. Securities and Exchange Commission.
Government Regulations
Our business activities are international and subject us to various federal, state, local and foreign laws in the countries in which we operate, and our products and services are subject to laws and regulations affecting the sale of our products.
As our business operates in many global jurisdictions, the import and export of our products and services are subject to laws and regulations including international treaties, United States export controls and sanctions laws, customs regulations, and local trade rules around the world which vary widely across different countries and may change from time to time. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or by requiring us to comply with laws concerning transfer and disclosure of sensitive or controlled technology. For example, the United States and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business in certain areas or with certain customers.
For additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us, refer to Item 1A “Risk Factors” of this Annual Report on Form 10-K.
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
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, available free of charge on our website investors.credosemi.com as soon as reasonably practicable after they have been filed with, or furnished to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov.

Item 1A. Risk Factors
Investors in our ordinary shares hold shares of a holding company incorporated as an exempted company under the laws of the Cayman Islands rather than equity securities of our subsidiaries that have substantive business operations. Credo Technology Group Holding Ltd is a holding company incorporated as an exempted company under the laws of the Cayman Islands with no operations of its own. We conduct substantially all of our operations through our indirect, wholly-owned subsidiaries in the United States and internationally. Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this filing, including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our ordinary shares. If any of the following risks are realized, in whole or in part, our business, results of operations and financial condition could be materially and adversely affected. In that event, the price of our ordinary shares could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair the operation of our business.

Risks Related to Our Business
We depend on a limited number of customers for a substantial portion of our revenue. The loss of, or a significant reduction in sales to, one or more of our major customers could negatively impact our revenue and operating results.
In fiscal 2024, we had two customers that each accounted for 10% or more of our total revenue. These customers accounted for 39% and 15% of our total revenue in fiscal 2024, respectively. In addition, in fiscal 2024, sales to our top 10 customers accounted for approximately 86% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products or solutions at all, may purchase fewer products or solutions than they did in the past or may alter their purchasing patterns. For example, in February 2023, we announced that our largest customer reduced its demand forecast for certain of our products for reasons we understand are unrelated to our performance, which negatively impacted our fiscal 2023 fourth quarter revenue and our fiscal 2024 revenue expectations. Further, the amount of revenue attributable to any single customer or our general customer concentration, may fluctuate in any given period.
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
Substantially all of our product sales to date have been made on a purchase order basis. We generally do not obtain long-term commitments with our customers or commitments for minimum purchases from our customers. Our arrangements with our customers permit our customers to cancel, change or delay their product purchase orders upon specified notice and subject to negotiated limitations. In some cases, our customers may cancel purchase orders on relatively short notice to us and without penalty to them. In addition, customers may delay delivery of orders to a subsequent fiscal quarter. Our revenue and operating results have, and could in the future, fluctuate materially and have, and could in the future, be materially and disproportionately impacted by the purchasing decisions of our customers, especially our larger customers. Our customers may decide to purchase fewer units than they have in the past, alter their purchasing patterns at any time with limited notice, change the terms on which they are prepared to do business with us or decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition and results of operations. For example, in February 2023, we announced that that our largest customer reduced its demand forecast for certain of our products for reasons we understand are unrelated to our performance, which negatively impacted our fiscal 2023 fourth quarter revenue and our fiscal 2024 revenue expectations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect our business, financial condition and results of operations.
We face macroeconomic risks, including but not limited to recessions, inflation, stagflation and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility, geopolitical tensions, war, trade restrictions and sanctions or other negative economic factors in the U.S. or other nations. For example, under these conditions or as a result of expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors or other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect receivables or otherwise harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
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
We have a history of net losses and experienced net losses of $28.4 million and $16.5 million for fiscal 2024 and 2023, respectively, primarily attributable to increased operating expenses, such as investments in research and development, including share-based compensation. As of April 27, 2024, we had an accumulated deficit of $135.3 million.
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
The global semiconductor market in general, and the data infrastructure market in particular, are highly competitive. We expect competition to increase and intensify as more and larger competitor companies enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets.
Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our principal competitors with respect to our products include Broadcom and Marvell as well as various DAC suppliers. Our principal competitors with respect to IP licensing include Synopsys and Alphawave. We expect competition will increase as our market grows, connectivity technology advances and existing competitors improve or expand their product offerings. In addition, new companies could enter our market, creating additional competition in the future.
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings, and may be able to bundle their products to gain market share. This may enable them to better withstand adverse economic or market conditions, such as those caused by uncertainty as a result of the recent macroeconomic environment, which has been characterized by rising interest rates and inflation, geopolitical instability, public health measures, and supply chain uncertainty. These factors cause companies across the semiconductor industry to reduce spending and tighten inventory controls, which could negatively impact our business, financial condition, and results of operations. Our ability to compete successfully will depend on a number of factors, including:
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
•our ability to secure capacity with our foundry and assembly partners to manufacture and assemble our products;
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
Industry consolidation may lead to increased competition. Our competitors may also establish cooperative relationships among themselves or with third parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share. There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers.
Any of these factors, alone or in combination with others, could lead to an increase in pricing pressure, more variability in our operating results, a loss of market share and could harm our business, financial condition, and results of operations.
We may incur substantial expenses to develop, market, and qualify products that may not generate any revenue.
Our business is dependent on us winning competitive bid selection processes, known as “design wins.” We are focused on securing design wins that enable us to sell our products and solutions. We consider a design win to occur when a customer notifies us that it has selected our products or technology to be incorporated into a product or system under development, often as part of a competitive technology review and bid process. While not legally enforceable contractual obligations, we believe design wins are an important step towards the adoption of our products or technologies by a customer, as competition for design wins is a highly selective process and generally results in the customer devoting substantial resources in partnering with us in development. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate our limited engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product to a particular customer. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to any particular customer, we may lose the opportunity to make future sales of those products to that customer for a significant period of time or at all and experience an associated decline in net sales relating to those products.
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
We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We currently outsource all of our IC manufacturing to TSMC, with the assembly and testing processes outsourced to other subcontractors primarily in Asia. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amkor, ASE, KYEC, and TeraPower for our IC products, and BizLink and Foxlink for our AEC products. The failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated, as we may be unable to obtain alternative manufacturing capacity.
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
We may not accurately anticipate market trends and changing industry standards, and if we fail to develop and introduce products to adequately address these trends or prevailing industry standards on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
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
We generally do not maintain long-term supply contracts with TSMC or other third-party manufacturers or suppliers, and any disruption in our supply of products or materials, including raw material price fluctuations could have a material adverse effect on our business, financial condition and results of operations.
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
These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties. TSMC and our assembly and test vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than us or that have long-term agreements with TSMC or our assembly and test vendors may cause TSMC or our assembly and test vendors to reallocate capacity to those customers, decreasing the capacity available to us. If we enter into costly arrangements with suppliers that include nonrefundable deposits or loans in exchange for capacity commitments, commitments to purchase specified quantities over extended periods or investment in a foundry, our operating results could be harmed. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility and be on terms that are not favorable to us. Moreover, even if we are able to secure committed foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results. To date, we have not entered into such arrangements with TSMC or our assembly and test suppliers. If we need another foundry or assembly and test subcontractor because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost effectively and quickly retain other vendors to satisfy our requirements.
Supply of raw materials may be negatively impacted by an unfavorable macroeconomic environment, including as a result of increased tensions between the United States and its trading partners, particularly the PRC. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Further, the cost of raw materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, suppliers, productivity actions or through commodity hedges could adversely affect our business, financial condition and results of operations. Many major components, product equipment items and raw materials are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to our customer relationships.
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

We rely on the ability to use and the success of third-party technologies to develop our products, and our inability to use such technologies in the future would harm our ability to remain competitive.
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
We depend on satisfactory wafer foundry manufacturing capacity, wafer prices and production yields, as well as timely wafer delivery to meet customer demand and enable us to maintain satisfactory gross margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our IC foundry vendor, TSMC, other manufacturers with which we contract and any foundries we may employ in the future may experience manufacturing defects and reduced manufacturing yields from time to time. If these vendors were to extend lead times, limit supplies or the types of capacity we require, or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. Further, any new foundry vendors we employ may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that we employ could result in lower than anticipated production yields or unacceptable performance of our devices. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. Poor production yields from the foundries that we employ, or defects, integration issues or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers.
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
To attract new customers or retain existing customers, we have in the past and will in the future offer certain customers favorable prices, which would decrease our average selling prices and likely impact gross margins. Further, we may also offer pricing incentives to our customers on earlier generations of products which could negatively affect our gross margins. In addition, in the event our customers, including our larger customers, exert more pressure with respect to pricing and other terms with us, it could put downward pressure on our margins.
In addition, we maintain an inventory of our products at various stages of production and in finished goods inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, we may have excess or obsolete inventory which we would have to reserve or write-down, and our gross margins would be adversely affected.
The COVID-19 pandemic or other contagious diseases may adversely impact our manufacturing, research and development, operations, sales and financial results.
Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic or other future pandemics. In addition to global and domestic macroeconomic effects, during fiscal 2022 and 2023, the COVID-19 pandemic and related adverse public health measures caused disruption to our global operations and sales. Our third-party manufacturing partners, suppliers, distributors, subcontractors and customers have been, and may continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, testing, and packaging activities or the operations of our manufacturing partners, suppliers, distributors, sub-

contractors and customers, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.
Although the COVID-19 pandemic related restrictions above have eased in most places, any resurgences or appearances of new variants of COVID-19 or emergence of other contagious diseases in various regions may result in the reinstitution of similar restrictions. We expect lingering impacts related to COVID-19 to continue for the foreseeable future. For example, we were impacted by COVID-19 outbreaks in Asia during the first half of fiscal 2023 that resulted in closed factories, clogged ports and a shortage of workers as officials imposed lockdowns and mass testing requirements.
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
Our ongoing efforts to manage these and other potential impacts of the COVID-19 pandemic (and any impacts of future pandemics) may be unsuccessful. As the COVID-19 pandemic reaches endemic stages, due to the continued uncertainty regarding its severity and duration (including resurgences or mutations of the virus), related public health measures and macroeconomic impacts, at this time we are unable to predict its full impact on our business, cash flows, financial condition, and results of operation.
We may not receive timely payments from our customers, which could adversely affect our business, financial condition and results of operations.
Our ability to receive timely payments from our customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers, we had no reserve for credit losses as of April 27, 2024 and April 29, 2023. If our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition and results of operations would be adversely affected.
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
Our compliance with applicable environmental, health and safety laws, as well as sustainability initiatives and climate change regulations, could increase our costs, restrict our operations and require expenditures that could negatively affect our results of operations and financial condition.
We and our manufacturers and other suppliers are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to hazardous materials. Compliance with environmental, health and safety requirements could, among other things, restrict our ability to expand our facilities or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
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
Increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters. While we have certain sustainability initiatives at the Company there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability initiatives, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors, or attract and retain certain types of investors. In addition, many of our stakeholders are increasingly focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.
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
Based on the manner in which we currently conduct our business, our current and expected composition of our income and assets and the estimated value of our assets, we believe that we were not a PFIC for our taxable year ending on April 27, 2024. However, our PFIC status for any year is based on an annual determination for such year, and there can be no assurance that we will not be a PFIC for our current taxable year or any future taxable year. If we were a PFIC for any taxable year during which a U.S. taxpayer held ordinary shares, the U.S. taxpayer generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain distributions and additional reporting requirements.
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
Cybersecurity breaches, cyberattacks, and other disruptions to information technology systems could disrupt our operations, compromise the confidentiality of our data or our intellectual property, and adversely affect our business, reputation, operations, and financial results.

We rely on our information technology systems, and those of our vendors, suppliers, and customers, including hardware, software, cloud services, infrastructure, networks, and systems, for the effective operation of our business and for secure maintenance and storage of confidential data relating to our business. Additionally, in the ordinary course of business we collect, store and otherwise process sensitive data, including intellectual property and proprietary business information as well as personal information of our customers and employees, on information technology systems, including systems that may be controlled or maintained by third parties. The secure operation of these information technology systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations. While we strive to implement various controls and defenses, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Additionally, AI technologies also may be used to implement certain cybersecurity attacks or to increase their intensity, which may further increase risk. Notwithstanding defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls, or those of our vendors, suppliers, or customers, through attacks such as, but not limited to, phishing or other forms of social engineering, impersonating authorized users, ransomware, spyware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of compromised commercial software, bugs and other cybersecurity weaknesses and vulnerabilities, covert introduction of malware to computers and networks. Any attack on the information technology systems of us or one of our vendors, suppliers, or customers may be difficult to detect, designed to remain dormant until a triggering event, or may continue undetected for an extended period of time. In addition, our information technology systems and those of our vendors, suppliers, and customers may be vulnerable to damage, disruptions, or shutdowns due to errors, negligence or malfeasance by employees, contractors, or others.
Cybersecurity breaches, cyberattacks, and other disruptions to our information technology systems or those of our vendors, suppliers, or customers could compromise the confidentiality, operational integrity, and accessibility of our information technology systems, or those of our vendors, suppliers, or customers, which could result in the compromise or unauthorized access to, or publication, loss, or other processing of, our data (including personal information) or intellectual property, as well as interruptions or delays in our business operations, loss of existing or future customers, and damage to our reputation, which could adversely affect our business, reputation, and financial results. In addition, such events could result in violations of privacy, data protection, cybersecurity, or other laws or regulations, increase the risk of litigation or regulatory investigation, or cause us to incur losses, including if attackers initiate wire transfers or access our bank or investment accounts. We expect ongoing and increasing costs related to investments in technology, controls, processes, and practices, however these investments may not be sufficient to shield us from significant losses or liability in the event of a cybersecurity breach, cyberattack or other disruption to our information technology systems.
Our business may be impacted by information technology system failures or network disruptions, and lack of redundancy.
Our ability to operate our business depends on the efficient operation of internal and third-party information technology systems, including cloud computing, data centers, hardware, software, and applications, to manage our company. We strive to use quality and secure systems, work with reputable system vendors, and implement procedures intended to enable us to protect our systems.
Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity breaches, cyberattacks, disruptions, telecommunication failures, and similar events, which could adversely affect our business, financial condition, and results of operations. Our systems are not fully redundant and depending on the severity of the damage or interruption, our disaster recovery plan and procedures may be inadequate or ineffective. These events could also damage our reputation, and result in increased costs or loss of sales.

Risks Related to Our Industry
Our target customer and product markets may not grow or develop as we currently expect.
Within the data infrastructure industry, our target markets include networking OEMs, optical module OEMs, hyperscalers, 5G communications, IoT, HPC and artificial intelligence markets. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our business, financial condition and results of operations. Further, these markets are relatively new and still developing, and if our target customer markets do not grow or develop in ways that we currently expect, demand for our products and solutions may not materialize as expected, which would also negatively impact our business, financial condition and results of operations.
We may be unable to predict the timing or development of trends in our target markets with any accuracy. If we fail to accurately predict market requirements or market demand for these products and solutions, our business will suffer. A market shift towards an industry standard that we may not support could significantly decrease the demand for our products and solutions.
Our future revenue growth, if any, will depend in part on our ability to expand within our existing markets, our ability to continue to penetrate emerging markets, such as the 5G communications market, and our ability to enter into new markets. Each of these markets presents distinct and substantial challenges and risks and, in many cases, requires us to develop new customized solutions to address the particular requirements of that market. Meeting the technical requirements and securing design wins in any of these new markets will require a substantial investment of our time and resources. We cannot assure you that we will secure design wins from these or other new markets, or that we will achieve meaningful revenue from sales in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them and scale in them successfully, our revenue may not increase or could decline.
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
The data infrastructure industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $95.5 million for fiscal 2024. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
We are subject to the cyclical nature of the semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. The industry has experienced significant downturns during recent global recessions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could negatively impact our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products. Neither our third-party foundry nor our assembly contractors has provided assurances that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.
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
•power outages and natural disasters;
•changes in political, regulatory legal or economic conditions, particularly in locations where we have substantial assets and where conditions could rapidly change;
•disruptions of capital and trading markets;
•difficulty funding and providing liquidity to our international operations, particularly in light of stringent PRC regulations;
•difficulty securing payment obligations from our PRC subsidiaries in the event we rely on our subsidiaries to fund financing requirements; and
•difficulty in obtaining distribution and support.
These risks could harm our international operations, delay new product releases, increase our operating costs and hinder our ability to grow our operations and business and, consequently, our business, financial condition and results of operations could suffer. For example, we rely on TSMC in Taiwan as the foundry for all of our semiconductor products. If political tensions between the PRC and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operation.
Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations.
We service our customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, environmental impact, securities regulation, anti-competition, data protection, cybersecurity, privacy, labor relations, wages and severance and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of the PRC or Taiwan, where we have significant operations, and jurisdictions where we seek to expand. U.S. laws could also directly conflict with PRC laws, forcing businesses to choose between compliance with conflicting legal regimes. For example, in January 2021, the Ministry of Commerce of the People’s Republic of China (MOFCOM) issued MOFCOM Order No. 1 of 2021 on Rules Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures (Order No. 1). MOFCOM’s Order No. 1 established a blocking regime aimed at counteracting the impact of foreign sanctions on Chinese persons and entities. It allows MOFCOM to prohibit Chinese persons and entities from complying with identified foreign laws and creates a private right of action for Chinese entities and persons affected by those laws to seek damages. Order No. 1 will become operational once the Chinese government identifies the specific extraterritorial legislation and other measures to which it applies. These measures could include U.S. export controls and sanctions. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us.

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
We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs.
We are subject to government regulation, including import, export, and economic sanctions (Trade Controls) laws and regulations that may expose us to liability and could increase our costs of doing business. The export or reexport of certain products, software, and other technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. Trade Controls laws, are complex and can change frequently and with limited notice and have generally become more stringent and have intensified over time, especially in light of ongoing trade tensions between the United States and the PRC. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations.
For example, we sell to markets in Asia where multiple companies are subject to export restrictions, resulting in license requirements for or, in some instances, the prohibition of, exports of items subject to control under Trade Controls laws of the United States and other countries to those entities. We are taking steps to continuously improve our compliance programs to prevent and, if necessary, detect violations of Trade Controls laws. However, despite our efforts, we have in the past and may again in the future determine that certain exports may have been made in violation of Trade Controls laws. While we have sought to address the deficiencies that resulted in the apparent violations through additional training, system enhancements and enhanced export controls, we cannot assure you that our policies and procedures relating to Trade Controls compliance will prevent violations in the future. If we fail to comply with Trade Controls laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties and, in extreme cases, imprisonment of responsible individuals for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets or otherwise.
In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products and solutions or could limit our users’ ability to access our products and solutions in those countries. Changes in our products and solutions, or future changes in Trade Controls regulations of the United States or other countries, may prevent our users with international operations from utilizing our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. For example, in May 2019, the PRC government announced the establishment of the Unreliable Entity List, a framework for economic sanctions that could restrict or prohibit China-related export or import activities for listed entities, among other measures. In September 2020, the PRC government issued the Regulations on Unreliable Entity List, setting out principles for administration of the Unreliable Entity List framework. Any future change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell products and solutions to, existing or potential customers with international operations. Any decreased use of our products or solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations.
We cannot predict whether any material suits, claims or investigations relating to these laws may arise in the future. Regardless of the outcome of any future actions, claims or investigations, we may incur substantial costs relating to the investigation and defense of claims of potential violations and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages, penalties, or settlement costs which could have a material adverse effect on our business, financial condition and results of operations.
We face significant economic and political risks associated with doing business in Taiwan, particularly due to the geopolitical tension between Taiwan and mainland China, that could negatively affect our business and the trading price of our ordinary shares.
We conduct a portion of our business in Taiwan, and our Taiwanese suppliers are critical within our supply chain. Accordingly, our business, financial condition and results of operations and the market price of our ordinary shares may be affected by changes in governmental policies, taxation, inflation or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. In particular, the unique political status of Taiwan and its evolving relationship with mainland China has the potential to disrupt our business and the business of our suppliers. Past developments related to the interactions between mainland China and Taiwan, especially in relation to trade activities such as bans on exports of goods from time to time, have on occasion depressed the transactions and business operations of certain Taiwanese companies and Taiwan’s overall economic environment. We cannot predict whether there will be escalation of the tensions between mainland China and Taiwan, which would lead to new bans or tariffs on exports or even conflict. A substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan could also adversely impact our business and results of operations.
We are subject to potential political, legal and economic instability in Hong Kong.
We generated 36% of our revenue in Hong Kong in fiscal 2024, and 19% of our assets (by book value) were held in Hong Kong as of fiscal 2024. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business. Since early 2019, a number of political protests and conflicts have occurred in Hong Kong in connection with proposed legislation that would allow local authorities to detain and extradite people who are wanted in territories that Hong Kong does not have extradition agreements with, including mainland China and Taiwan. Such protests have negatively impacted the economy of Hong Kong, including the retail market, property market, stock market, and tourism.
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
As a result of the Hong Kong National Security Law, in July 2020, the U.S. government enacted the Hong Kong Autonomy Act, authorizing the U.S. administration to impose blocking sanctions against individuals and entities determined to “materially contribute” to the erosion of Hong Kong’s autonomy. The Hong Kong Autonomy Act further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. On the same day, the U.S. President also issued Executive

Order 13936 pursuant to which existing license exceptions and preferential status for Hong Kong under relevant U.S. export control laws and regulations were revoked. The combined effect of the Hong Kong National Security Law, the Hong Kong Autonomy Act and Executive Order 13936 have caused, and may continue to cause, substantial market uncertainties for businesses operating in Hong Kong. We cannot rule out the possibility of additional sanctions or other forms of penalties by the U.S. and foreign governments against Hong Kong, which may impact our ability to business in Hong Kong.
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
In July 2014, the State Administration of Foreign Exchange of the PRC (SAFE) promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles (SAFE Circular 37). SAFE Circular 37 requires PRC residents (including PRC citizens, PRC corporate entities and other persons that are deemed PRC residents) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents. SAFE Circular 37 further requires amendment to the SAFE registrations in the event of any changes with respect to the basic information and material matters of the offshore special purpose vehicle, including an increase or decrease of capital contribution by the PRC residents, share transfer or exchange, or mergers or divisions. However, due to inherent uncertainty in the implementation of the regulatory requirements by the PRC authorities, such registration might not always be practically available in all circumstances as provided in those regulations. While it is uncertain whether we will be deemed a “special purpose vehicle” as regulated by SAFE Circular 37, our shareholders or beneficial owners who are PRC residents may be required to conduct the registration, which registrations are yet to be completed, sometimes due to reasons beyond their control.
Further, PRC citizens and certain PRC residents who participate in share incentive plans in overseas listed companies are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. Our employees who are PRC citizens or residents and who have been or will be granted incentive shares or options may be subject to these regulations. Failure to complete the SAFE registrations may subject our PRC subsidiaries or our executive officers and other employees to fines and legal sanctions.
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
In any potential dispute involving patents or other intellectual property, our customers and vendors could also become the target of litigation. Our agreements with customers and vendors generally include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for certain losses suffered or incurred as a result of claims of intellectual property infringement. Large indemnity payments could harm our business, financial condition and results of operations. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their intellectual property and trade secrets. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any litigation against our customers could trigger technical support and indemnification obligations under some of our agreements, which could result in substantial expense to us.
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
We face risks related to the protection of our intellectual property, particularly outside the United States. We use a significant amount of intellectual property in our business. Monitoring unauthorized use of our intellectual property can be difficult and costly and if we are unable to obtain, maintain and protect our intellectual property, our business could be adversely affected.
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
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or unwilling to protect trade secrets. We rely on contractual protections with our customers, suppliers, employees and consultants, and we implement cybersecurity measures designed to protect our trade secrets. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. The semiconductor industry is generally subject to high turnover of employees, so the risk of trade secret misappropriation may be amplified. Unauthorized copying or other misappropriation of our trade secrets and other intellectual property could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business. We cannot assure you that our contractual protections and cybersecurity measures have not been or will not be breached or that we will have adequate remedies for any such breach. Accordingly, we cannot guarantee that we have secured, or will be able to secure, effective protections for all of our trade secrets or other proprietary information that we use or claim rights to.
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
Further, certain of our agreements contain provisions permitting the other party to become a party to, or a beneficiary of, a source code escrow agreement under which we place certain proprietary source code in escrow with a third party. Under these source code escrow agreements, our source code may be released to the party upon the occurrence of specified events, such as in situations of our bankruptcy or insolvency or our failure to support or maintain our source code. Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for our source code or our software containing such source code and may facilitate intellectual property infringement, misappropriation or other violation claims against us.
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
A breach of our information technology systems or physical security systems, or any actual or perceived violation of privacy, data protection or cybersecurity laws, could harm our business and operating results.
We rely on our information technology systems, as well as those of our vendors, suppliers and customers, to transmit, store and otherwise process electronic information (including sensitive data such as confidential business information and personal information relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. We and our vendors, suppliers and customers face various cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our sensitive or proprietary information, denial-of-service attacks, requests for money transfers, ransomware, as well as threats to the physical security of our facilities and employees. In addition, we face cybersecurity threats from entities that may seek to target us through our customers, vendors, subcontractors, employees, and other third parties with whom we do business. We may experience cybersecurity threats such as viruses and attacks by hackers targeting our information technology systems. We can provide no assurance that our current information technology systems, or those of the third parties upon which we rely, are fully protected against such cyber security threats. Although such events have not had a material impact on our financial condition, results of operations or liquidity or reputation to date, future threats could, among other things: cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and the loss of business; as well as impact our results of operations materially. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. Due to the evolving nature of these cybersecurity threats, we cannot predict the potential impact of any future incident.

While we take measures to protect the security of, and prevent unauthorized access to, our information technology systems and personal and proprietary information, the cybersecurity controls for our information technology systems, or those of our vendors, suppliers or customers, as well as other cybersecurity practices we follow, may not prevent unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of our data or the data of others (including personal information and proprietary information). Any actual or perceived cybersecurity incident could harm our business and operating results and could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could negatively impact our business, financial condition and results of operations.
Furthermore, privacy, data protection and cybersecurity are subject to frequently changing and complex laws and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. We are subject to a variety of local, state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information in the different jurisdictions in which we operate. Privacy, data protection and cybersecurity laws and regulations, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with privacy, data protection or cybersecurity laws and regulations could result in significant penalties. Compliance with U.S. and international privacy, data protection and cybersecurity laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability or perceived inability to adequately address privacy, data protection or cybersecurity concerns, even if unfounded, or to successfully negotiate privacy, data protection or cybersecurity contractual terms with customers, or to comply with applicable laws and regulations relating to privacy, data protection or cybersecurity, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition and results of operations. Furthermore, the PRC regulatory authorities have promulgated the Personal Information Protection Law of the PRC and the PRC Data Security Law, to ensure cybersecurity, data and personal information protection. The PRC Data Security Law is a comprehensive data security legislation in mainland China and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. There is significant uncertainty in how PRC regulators will interpret and enforce these cybersecurity and data privacy laws, but they contain provisions that allow substantial government oversight and include fines for failure to obtain required approval from or complete required filing procedures with China’s cyber and data protection regulators for certain cross-border personal data-related data transfers.
The laws outlined above are only a sample of the governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity to which we may be subject. Various aspects of these laws, including their interpretation and enforcement, remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Because the interpretation and application of many such laws and regulations, remain uncertain and continue to evolve, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products or solutions, and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, all of which could have a material adverse effect on our business. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material adverse effect on our business, results of operations, and financial condition.
We use certain software governed by open-source licenses, which under certain circumstances could materially adversely affect our business, financial condition, operating results and cash flow.
Certain of our software, as well as that of our customers and vendors, may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Open-source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open-source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. In the event that the copyright holder of any open-source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated, which could adversely impact our business and results of operations.
While we take steps to monitor the use of all open-source software in our products, processes and technology and try to ensure that no open-source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third party software provider has incorporated certain types of open-source software into software we license from such third party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
Further, although some open-source vendors provide warranty and support agreements, it is common for such software to be available “as‐is” with no warranty, indemnity or support. Although we monitor our use of such open-source code to avoid subjecting our products to unintended conditions, such use, under certain circumstances, could materially adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts.
Risks Relating to Investments in Cayman Islands Companies
We are a Cayman Islands exempted company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under U.S. law, you may have less protection for your shareholder rights than you would under U.S. law.
Our corporate affairs are governed by our memorandum and articles of association, as amended from time to time, the Cayman Islands Companies Act (as amended) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands.
The Cayman Islands Companies Act provides that a shareholder of a Cayman company shall be entitled to payment of the fair value of that person’s shares upon dissenting from a merger or consolidation. However, such rights are not available in respect of the shares of any class for which an open market exists on a recognized stock exchange or recognized interdealer quotation system at the expiry date of the period allowed for written notice of an election to dissent where, upon the merger or the consolidation, the shareholder receives, amongst other things, either:
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
The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as that from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly defined as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less prescriptive body of corporate laws than most jurisdictions in the United States. In addition, some U.S. states, such as Delaware, have more fulsome and judicially interpreted bodies of corporate law than the Cayman Islands.
Because we are incorporated under the laws of the Cayman Islands, you may find it difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us in the Cayman Islands or against our PRC or Hong Kong subsidiaries.
Credo Technology Group Holding Ltd is a holding company incorporated as an exempted company under the laws of the Cayman Islands. We conduct substantially all of our operations through our indirect, wholly-owned subsidiaries in the United States and internationally. As such, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers. The courts of the Cayman Islands are unlikely:
(i) to recognize or enforce against the Company judgments of courts of the United States predicated upon certain civil liability provisions of the securities laws of the United States or any state; and
(ii)    in original actions brought in the Cayman Islands, to impose liabilities against the Company predicated upon the civil liability provisions of the securities laws of the United States or any State, so far as liabilities imposed by those provisions are penal in nature.
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
Risks Related to Ownership of Our Ordinary Shares
Our share price may be volatile and may decline, resulting in a loss of some or all of your investment.
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
•failure of securities analysts or industry analysts to initiate or maintain coverage of us, publish negative research or reports, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•announcements by our significant customers of changes to their product offerings, business plans or strategies;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the data infrastructure or semiconductor industry;
•timing and seasonality of the end-market demand;
•cyclical fluctuations in the data infrastructure market and semiconductor industry;
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
The market price of our ordinary shares could decline as a result of substantial sales of our ordinary shares, particularly sales by our directors, executive officers and significant shareholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 27, 2024, we had outstanding a total of 164,305 thousand ordinary shares. All of these shares are freely tradable in the public market without restriction, except for any shares held by one of our existing “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of April 27, 2024, we also had outstanding a warrant to purchase up to 4,080 thousand of our ordinary shares and options and restricted stock units covering 16,560 thousand of our ordinary shares. All of the ordinary shares that are issuable upon exercise of the outstanding options and restricted stock units have been registered for public resale under the Securities Act. The warrants and ordinary shares will become eligible for sale in the public market to the extent such warrants and options are vested and exercised or such restricted stock units are settled, subject to compliance with applicable securities laws. Moreover, certain of our shareholders have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our shareholders.
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
Our executive officers, directors and their affiliates, if they choose to act together, have the ability to control or significantly influence all matters submitted to shareholders for approval.
As of April 27, 2024, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 17% of our outstanding ordinary shares. As a result, such persons, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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
If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our outstanding equity, such person may be treated as a “United States shareholder” with respect to each controlled foreign corporation, or CFC, in our group. Because our group includes a U.S. subsidiary, certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether we are treated as a CFC). A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of such CFC’s “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property, regardless of whether we make any distributions to the United States shareholder. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We are not required to assist investors in determining whether we are or any of our non-U.S. subsidiaries is treated as a CFC or whether any investor is treated as a United States shareholder with respect to us or our non-U.S. subsidiaries or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. The United States Internal Revenue Service has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and tax paying obligations with respect to foreign-controlled CFCs. A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.
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
Our corporate headquarters, our foundry vendor and some of our suppliers are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social or economic unrest and other potentially catastrophic events, any or all of which may increase as the result of climate change. In the event of a major earthquake, hurricane, flooding or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social or economic unrest or disease outbreak, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, cybersecurity breach or loss or other unauthorized processing of data, any of which could have an adverse effect on our business, financial condition or results of operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, we are required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting because we ceased to qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (JOBS Act) as of April 29, 2023. In the future, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decline in the trading price of our ordinary shares.
Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. These policies and processes are intended to protect the confidentiality, integrity, and availability of our critical information systems and our critical data, including intellectual property and confidential information that is proprietary, strategic, or competitive in nature.
We conduct periodic risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. We also use third-party service providers from time to time in connection with our risk assessment processes.
As part of our overall risk management program, we provide training to employees at all levels on cybersecurity awareness and the protection of confidential information. In addition, we have established a cybersecurity incident response process that includes procedures for detecting and responding to cybersecurity incidents. The Company also participates in a cybersecurity risk insurance policy.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K , including the risk factors entitled “Cybersecurity breaches, cyberattacks, and other disruptions to information technology systems could disrupt our operations, compromise the confidentiality of our data or our intellectual property, and adversely affect our business, reputation, operations, and financial results” and “Our business may be impacted by information technology system failures or network disruptions, and lack of redundancy.”
Governance
Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Nominating and Corporate Governance Committee of the Board (the NCG Committee) overall oversight of cybersecurity matters and other policies and internal controls regarding cybersecurity risks. The Audit Committee of the Board (the Audit Committee) is responsible for oversight of disclosure controls with respect to potential cybersecurity incidents as well as the Company’s compliance with SEC rules applicable to cybersecurity risk management.
In fiscal 2024 the Audit Committee received reports on our cybersecurity risk management initiatives. In addition, our management team updates the Board with respect to the Company’s overall cybersecurity risk posture and initiatives in order to improve our cybersecurity risk controls. As necessary, the Audit Committee will oversee management’s responses to any significant cybersecurity incidents including any disclosures required by law. The full Board also receives a briefing from management on our cyber risk management program at least annually.
Our management team, which includes our IT management team, is responsible for day-to-day implementation, management and evaluation of our cybersecurity risk assessment and management processes. The IT management team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Legal Officer, Vice President of Systems Engineering, and internal audit function, as needed. Our IT management team supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Director of IT has served in various roles in information technology and information security for over 15 years.
Our cybersecurity incident response process is designed to escalate significant cybersecurity incidents to a team of business leaders, including, but not limited to, our Vice President of Systems Engineering, Chief Legal Officer, and Chief Financial Officer. In the case of a cybersecurity incident, this team of business leaders will work with our incident response team to help determine the severity of the impact of a cybersecurity incident, as well as to help mitigate and remediate cybersecurity incidents of which they are notified. The incident response team will also work under the oversight of legal counsel and the Audit Committee to determine whether an incident is material for disclosure purposes under applicable law.
Item 2. Properties
The following table presents the approximate square footage of our significant leased facilities as of April 27, 2024:

		(Square Feet)
Locations	Primary Use	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	88,896
Mainland China	Research and design, administration and operations	66,929
Taiwan	Research and design, administration and operations	52,057
Hong Kong	Administration and operations	7,088
	Total	214,970
(1) Lease terms expire in various years from 2024 through 2030, and generally include renewals at our option.
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
Since our initial public offering in January 2022, our ordinary shares have been traded on the Nasdaq Global Select Market under the symbol “CRDO”. Prior to that time, there was no public market for our ordinary share.
Holders
On June 17, 2024, there were 73 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our ordinary shares on behalf of shareholders.
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
The graph below compares the cumulative total return on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index during the period from January 27, 2022 to April 27, 2024. The graph compares a $100 investment on January 27, 2022 in our ordinary shares with a $100 investment on January 27, 2022 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On December 8, 2023, the Company completed a public offering of 11,500 thousand of its ordinary shares, par value of $0.00005 per share, at $17.50 per share. The Company sold 10,440 thousand shares and certain existing shareholders sold an aggregate of 1,060 thousand shares. All of the shares sold were registered under the Act pursuant to a registration statement on Form S-3 (File No. 333-275894), which became effective on December 5, 2023. The Company received net proceeds of $173.4 million after deducting offering costs. There has been no material change in the planned use of the proceeds from our follow-on offering as described in our final prospectus filed with the SEC on December 5, 2023.
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
A discussion regarding our financial condition and our results of operations for the fiscal year ended April 27, 2024 compared to the fiscal year ended April 29, 2023 is presented below. A discussion regarding our results of operations for the fiscal year ended April 29, 2023 compared to the fiscal year ended April 30, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 29, 2023, filed with the SEC on June 23, 2023.
Overview
Credo provides innovative, secure, high-speed and power-efficient connectivity solutions. Our solutions target the data infrastructure market, where bandwidth requirements are increasing exponentially, driven by the accelerating deployment of leading edge Artificial Intelligence infrastructure and applications. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Data generation has increased dramatically over the past ten years, creating new and complicated challenges in both circuit and system design. Our proprietary SerDes and DSP technologies enable us to achieve similar performance to leading competitors’ products but at a lower cost and more highly available legacy node (n-1 advantage). Beyond power and performance, Credo continues to innovate to address customers’ system level requirements. We partner with Microsoft on our HiWire Switch AEC and open-source implementation that helps realize Microsoft’s vision for a highly reliable network-managed dual-Top-of-Rack (ToR) architecture (a network architecture design in which computing equipment located within the same or an adjacent rack are, for redundancy, connected to two in-rack network switches, which are, in turn, connected to aggregation switches via fiber optic cables), overcome complex and slow legacy enterprise approaches, simplify deployment and improve connection reliability in the data center.

The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, AI/ML infrastructure, multi-service operators (MSOs), and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.
We design, market and sell both product and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies. We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the part or license the IP to the broader market.
During fiscal 2024 and 2023, we generated $193.0 million and $184.2 million in total revenue, respectively. Product sales and product engineering services revenue comprised 85% and 83% of our total revenue in fiscal 2024 and 2023, respectively, and IP license and IP license engineering services revenue represented 15% and 17% of our total revenue in fiscal 2024 and 2023, respectively. Geographically, 31% of our total revenue in both fiscal 2024 and 2023 was generated from customers in North America, and 69% of our total revenue in both fiscal 2024 and 2023 was generated from customers in the rest of the world, primarily in Asia. During fiscal 2024 and 2023, we generated $28.4 million and $16.5 million of net loss, respectively.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
We sell our products to hyperscalers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers, as well as to companies in the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments. A relatively small number customers have historically accounted for and continue to account for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure, and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of total revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Year Ended
	April 27, 2024	April 29, 2023
Revenue:
Customer Z	26%	55%
Customer Y	20%	*
Customer B	15%	*
Customer C	*	12%
Customer E	*	13%
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
Components of Our Operating Results
Revenue
Our revenues consist of sale of our products, licensing of and providing engineering services related to our IP and providing product engineering services. Product sales primarily consists of shipment of our ICs and AEC products. IP license revenue includes fees from licensing of our SerDes IP and related engineering and support fees and royalties. Product engineering consists of engineering fees associated with integration of our technology solutions into our customers’ products. Our customers are primarily OEMs who design and manufacture end market devices for the communications and enterprise networks markets. Our revenue is driven by various trends in these markets. Our revenue is also impacted by changes in the number and average selling prices of our IC products.
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
IP License Revenue - Our IP license revenue consists of perpetual licenses, support and maintenance, engineering services and royalties. We enter into perpetual semiconductor IP license agreements that have a fixed fee, whereby licensees pay a fixed fee for the right to incorporate our IP technologies into the licensee’s products. The IP license agreements do not typically grant the customer the right to terminate for convenience. Where such rights exist, termination is prospective, with no refund of fees already paid by the customer.
IP revenue recognition is dependent on the nature and terms of each agreement. We recognize IP license revenue at the point of time of the delivery of the IP. In connection with the license arrangements, we offer support to assist customers in qualifying their final product. Revenue from customer support is deferred and recognized ratably over the support period, which is typically one year. Some IP license revenue contracts also include non-recurring engineering services deliverables, which were not material for any of the periods presented. We recognize revenue from these agreements similar to the method described under the caption “Product Engineering Services Revenue” above.
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
Cost of Revenue
Cost of revenue includes cost of materials, such as wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including share-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of intellectual property purchased from third parties, write-down of inventories and amortization of production mask costs. Costs of revenue includes cost of product sales revenue, cost of product engineering services revenue and cost of IP license revenue.
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
Results of Operations
Years Ended April 27, 2024 and April 29, 2023

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of total revenue:

	Year Ended
	April 27, 2024	April 29, 2023
Revenue:
Product sales	75.2%	76.8%
Product engineering services	10.3%	5.9%
IP license	14.5%	17.3%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	36.5%	40.8%
Cost of product engineering services revenue	1.2%	0.5%
Cost of IP license revenue	0.4%	1.0%
Total cost of revenue	38.1%	42.3%
Gross margin	61.9%	57.7%
Operating expenses:
Research and development	49.5%	41.7%
Selling, general and administrative	31.2%	26.2%
Impairment charges	0.4%	1.3%
Total operating expenses	81.1%	69.2%
Operating loss	(19.2)%	(11.5)%
Other income (expense), net	7.4%	1.8%
Loss before income taxes	(11.8)%	(9.7)%
Provision (benefit) for income taxes	2.9%	(0.7)%
Net loss	(14.7)%	(9.0)%
Comparison of Years Ended April 27, 2024 and April 29, 2023
Revenue

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Product sales	$145,048	$141,475	2.5%
Product engineering services	19,898	10,780	84.6%
IP license	28,024	31,939	(12.3)%
Total revenue	$192,970	$184,194	4.8%
Revenue for fiscal 2024 increased by $8.8 million primarily due to increases in product engineering services revenue of $9.1 million.
The increase in product engineering services revenue was primarily due to Credo entering into two new non-recurring engineering contracts, one of which was entered into in fiscal 2024 and which saw significant ramp-up in the year, resulting in revenue recognition of $15.5 million.
The increase in product sales revenue was driven by growth in Chiplet and Optical products, offset by a modest decline in AEC products. As a result, the product mix was more diverse in fiscal 2024 than in fiscal 2023.

Cost of Revenue

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Cost of product sales revenue	$70,498	$75,143	(6.2)%
Cost of product engineering services revenue	2,225	972	128.9%
Cost of IP license revenue	816	1,885	(56.7)%
Total cost of revenue	$73,539	$78,000	(5.7)%
Cost of revenue decreased by $4.5 million primarily due to $4.6 million decrease in cost of product sales revenue. The decrease was driven by improvement of our product sales gross margin from 46.9% in fiscal 2023 to 51.4% in fiscal 2024 as a result of increased product sales that drove the economies of scales.
Gross Profit and Gross Margin

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Gross profit	$119,431	$106,194	12.5%
Gross margin	61.9%	57.7%
Gross margin increased by 4.2 percentage points in fiscal 2024 primarily driven by (a) an increase in our high-margin product engineering services revenue as a percentage of overall revenue; and (b) an increase of product sales gross margin as noted above.
Research and Development

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Research and development	$95,531	$76,774	24.4%
% of total revenue	49.5%	41.7%
Research and development expenses for fiscal 2024 increased by $18.8 million compared to fiscal 2023. The increase was due primarily to a $7.0 million increase in personnel costs primarily as a result of new hires for product development, an $8.0 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $2.2 million increase in depreciation expense driven by increased computer equipment and software and laboratory equipment utilized in research and development activities, and a $1.5 million increase in information technology and facilities costs.
Selling, General and Administrative

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Selling, general and administrative	$60,193	$48,248	24.8%
% of total revenue	31.2%	26.2%

Selling, general and administrative expenses for fiscal 2024 increased by $11.9 million compared to the same period in fiscal 2023. The increase was due primarily to a $2.6 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $7.0 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $1.1 million increase in legal expenses and a $0.6 million increase in software licenses.
Impairment Charges

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Impairment charges	$765	$2,407	(68.2)%
% of total revenue	0.4%	1.3%
Impairment charges incurred in fiscal 2024 and 2023 were primarily related to the impairments on property and equipment, and third-party IP license that did not reach production qualification.
Provision (benefit) for Income Taxes

	Year Ended		% Change
	April 27, 2024	April 29, 2023
	(in thousands, except percentages)
Provision (benefit) for income taxes	$5,624	$(1,367)	(511.4)%
% of total revenue	2.9%	(0.7)%
Provision for income taxes in fiscal 2024 increased by $7.0 million compared to the same period in fiscal 2023. The increase was primarily due to the establishment of a full valuation allowance to offset U.S. deferred tax assets in fiscal 2024.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. As of April 27, 2024 and April 29, 2023, we had cash and cash equivalents of $66.9 million and $108.6 million, respectively, and working capital of $485.6 million and $297.2 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See also Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of our cash requirements under non-cancelable purchase obligations.
We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months and in the longer term. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, customer demand and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods indicated.

	Year Ended
	April 27, 2024	April 29, 2023
	(in thousands)
Net cash provided by (used in) operating activities	$32,737	$(24,615)
Net cash used in investing activities	$(249,485)	$(130,941)
Net cash provided by financing activities	$175,276	$4,885
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $32.7 million for fiscal 2024. The cash inflows from operating activities for fiscal 2024 were primarily due to a net loss of $28.4 million adjusted for the following non-cash items: share-based compensation expense of $39.0 million, depreciation and amortization of $13.8 million, and other non-cash items of $9.0 million. This was offset by $0.7 million of cash outflows for working capital purposes. The cash outflows from working capital for fiscal 2024 were primarily driven by (a) an increase in accounts receivable of $10.1 million primarily due to increased sales in the fiscal 2024 compared to fiscal 2023 and timing of collection; (b) and an increase in contract assets of $12.1 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached but the criteria for revenue had been met. This was offset by a decrease in inventory of $15.8 million primarily driven by tightened production management and increased product sales compared to fiscal 2023.
Net cash used in operating activities was $24.6 million for fiscal 2023. The cash outflows from operating activities for fiscal 2023 were primarily due to $16.5 million of net loss and $50.4 million of cash outflows for working capital purposes, partially offset by $42.4 million of non-cash items. The cash outflows from working capital for fiscal 2023 were primarily driven by (a) an increase in accounts receivable of $20.0 million primarily due to increased sales in the fiscal 2023 compared to fiscal 2022 and timing of collection; (b) an increase in inventory of $24.4 million to better support unfulfilled backlog and related new product ramps; (c) and an increase in contract assets of $1.6 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached but the criteria for revenue had been met. This was offset by increases in accounts payable of $3.8 million and accrued expenses, compensation and other liabilities of $0.5 million due to amounts payable relating to increased purchases of inventory to support growing demand for our products.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $249.5 million in fiscal 2024 was attributable to purchases of property and equipment of $15.7 million and investments in certificates of deposit of $169.8 million, partially offset by maturities of investment in certificates of deposit of $403.6 million. Purchases of property and equipment primarily relate to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $130.9 million in fiscal 2023 was attributable to purchases of property and equipment of $21.7 million and investment in certificates of deposit of $159.2 million, partially offset by maturities of investment in certificates of deposits of $50.0 million. Purchases of property and equipment primarily relate to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities of $175.3 million for fiscal 2024 was primarily attributable to $173.4 million proceeds from issuance of ordinary shares in connection our follow-on public offering, net of offering costs, $7.1 million in proceeds from exercises of employee share options and the issuance of shares under our employee share purchase plan, offset by $3.1 million in payments for long-term technology license obligations.
Net cash provided by financing activities of $4.9 million in fiscal 2023 was primarily attributable to $5.5 million in proceeds from exercises of employee share options and the issuance of shares under our employee share purchase plan.
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
Revenue Recognition
We recognize revenue upon transfer of control of promised goods and services in an amount that reflects the consideration we expect to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (SSP) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and our overall pricing objectives, while maximizing observable inputs. The determination of the SSP for certain of our IP requires an estimate of the fair value under the income approach, involving the estimation of future cash flow expected to be generated from the IP. Our policy is to record revenue net of any applicable sales, use or excise taxes.
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
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that a hypothetical adverse change in exchange rates would have had on our financial statements, with all other variables held constant. If the U.S. dollar weakened by 10%, our operating expense in fiscal 2024 would have increased by approximately 2%.

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
CREDO TECHNOLOGY GROUP HOLDING LTD
CONSOLIDATED FINANCIAL STATEMENTS
Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Credo Technology Group Holding Ltd (the Company) as of April 27, 2024 and April 29, 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred shares and shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 27, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 24, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Valuation
Description of the Matter
The Company’s inventories totaled $25.9 million as of April 27, 2024, representing 4.3% of total assets. As explained in Note 2 to the consolidated financial statements, the Company values inventories at the lower of standard cost (which approximates actual cost determined on a first-in first-out basis) and net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

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
June 24, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on Internal Control Over Financial Reporting
We have audited Credo Technology Group Holding Ltd’s internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Credo Technology Group Holding Ltd (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 27, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 27, 2024 and April 29, 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred shares and shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 27, 2024, and the related notes and our report dated June 24, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
June 24, 2024

Credo Technology Group Holding Ltd
Consolidated Balance Sheets
(in thousands, except per share amounts)

	April 27, 2024	April 29, 2023
Assets
Current Assets:
Cash and cash equivalents	$66,942	$108,583
Short-term investments	343,061	109,228
Accounts receivable	59,662	49,541
Inventories	25,907	46,023
Contract assets	21,562	9,445
Prepaid expenses and other current assets	13,131	5,412
Total current assets	530,265	328,232
Property and equipment, net	43,665	40,222
Right of use assets	13,077	14,860
Other non-current assets	14,925	13,975
Total assets	$601,932	$397,289
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$13,417	$6,067
Accrued compensation and benefits	9,000	6,471
Accrued expenses and other current liabilities	18,301	14,454
Deferred revenue	3,902	4,040
Total current liabilities	44,620	31,032
Non-current operating lease liabilities	11,133	12,869
Other non-current liabilities	5,981	5,753
Total liabilities	61,734	49,654
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 164,305 and 148,651 shares issued and outstanding at April 27, 2024 and April 29, 2023, respectively	8	7
Additional paid in capital	676,054	454,795
Accumulated other comprehensive loss	(519)	(191)
Accumulated deficit	(135,345)	(106,976)
Total shareholders' equity	540,198	347,635
Total liabilities and shareholders' equity	$601,932	$397,289
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Revenue:
Product sales	$145,048	$141,475	$73,721
Product engineering services	19,898	10,780	7,741
IP license	28,024	31,939	25,015
Total revenue	192,970	184,194	106,477
Cost of revenue:
Cost of product sales revenue	70,498	75,143	40,082
Cost of product engineering services revenue	2,225	972	1,918
Cost of IP license revenue	816	1,885	462
Total cost of revenue	73,539	78,000	42,462
Gross profit	119,431	106,194	64,015
Operating expenses:
Research and development	95,531	76,774	47,949
Selling, general and administrative	60,193	48,248	34,900
Impairment charges	765	2,407	3,134
Total operating expenses	156,489	127,429	85,983
Operating loss	(37,058)	(21,235)	(21,968)
Other income (expense), net	14,313	3,321	(245)
Loss before income taxes	(22,745)	(17,914)	(22,213)
Provision (benefit) for income taxes	5,624	(1,367)	(37)
Net loss	$(28,369)	$(16,547)	$(22,176)
Net loss per share:
Basic and diluted	$(0.18)	$(0.11)	$(0.25)
Weighted-average shares used in computing net loss per share:
Basic and diluted	155,091	146,556	88,398
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Net loss	$(28,369)	$(16,547)	$(22,176)
Other comprehensive loss:
Foreign currency translation loss	(328)	(214)	(204)
Total comprehensive loss	$(28,697)	$(16,761)	$(22,380)
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balances at April 30, 2021	50,809	$197,965	68,282	$3	$12,592	$227	$(68,253)	$(55,431)
Issuance of Series D convertible preferred shares, net of issuance costs	1,251	7,245	—	—	—	—	—	—
Conversion of preferred shares into ordinary shares	(52,060)	(205,210)	52,060	3	205,207	—	—	205,210
Issuance of ordinary shares in connection with initial public offering, net of offering costs	—	—	21,384	1	194,204	—	—	194,205
Ordinary shares issued under employee share incentive plans	—	—	3,029	—	2,731	—	—	2,731
Share-based compensation	—	—	—	—	9,188	—	—	9,188
Warrant contra revenue	—	—	—	—	640	—	—	640
Total comprehensive gain (loss)	—	—	—	—	—	(204)	(22,176)	(22,380)
Balances at April 30, 2022	—	$—	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under employee share incentive plans	—	—	3,896	—	5,497	—	—	5,497
Share-based compensation	—	—	—	—	23,516	—	—	23,516
Warrant contra revenue	—	—	—	—	1,220	—	—	1,220
Total comprehensive loss	—	—	—	—	—	(214)	(16,547)	(16,761)
Balances at April 29, 2023	—	$—	148,651	$7	$454,795	$(191)	$(106,976)	$347,635

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Issuance of common stock in connection with secondary public offering, net of offering costs	—	—	10,440	1	173,415	—	—	173,416
Ordinary shares issued under employee share incentive plans	—	—	5,329	—	7,055	—	—	7,055
Tax withheld related to RSU settlement	—	—	(115)	—	(2,158)	—	—	(2,158)
Share-based compensation	—	—	—	—	39,022	—	—	39,022
Warrant contra revenue	—	—	—	—	3,925	—	—	3,925
Total comprehensive loss	—	—	—	—	—	(328)	(28,369)	(28,697)
Balances at April 27, 2024	—	$—	164,305	$8	$676,054	$(519)	$(135,345)	$540,198

The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net loss	$(28,369)	$(16,547)	$(22,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,771	9,514	4,793
Share-based compensation	39,022	23,516	9,188
Warrant contra revenue	3,925	1,220	640
Write-downs for excess and obsolete inventory	4,354	5,693	1,444
Impairment of assets	765	2,407	4,887
Changes in operating assets and liabilities
Accounts receivable	(10,121)	(20,017)	(15,879)
Inventories	15,762	(24,379)	(21,677)
Contract assets	(12,117)	1,609	(4,673)
Prepaid and other current assets	(7,719)	512	2,808
Other non-current assets	(654)	(7,977)	(1,654)
Accounts payable	8,806	(3,843)	4,748
Accrued expenses, compensation and other liabilities	5,703	491	9,601
Deferred revenue	(391)	3,186	(2,882)
Net cash provided by (used in) operating activities	32,737	(24,615)	(30,832)
Cash flows from investing activities:
Purchases of property and equipment	(15,652)	(21,713)	(17,580)
Purchases of short-term investments	(403,587)	(159,228)	—
Maturities of short-term investments	169,754	50,000	—
Net cash used in investing activities	(249,485)	(130,941)	(17,580)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares in connection with public offering, net of offering costs	173,431	—	194,205
Payments on technology license obligations	(3,052)	(616)	—
Proceeds from employee share incentive plans	7,055	5,501	2,731
Tax withheld related to RSU settlement	(2,158)	—	—
Proceeds from issuance of convertible preferred shares, net of issuance costs	—	—	7,245
Net cash provided by financing activities	175,276	4,885	204,181
Effect of exchange rate changes on cash	(169)	(68)	(204)
Net increase (decrease) in cash and cash equivalents	(41,641)	(150,739)	155,565
Cash and cash equivalents at beginning of the year	108,583	259,322	103,757
Cash and cash equivalents at end of the year	$66,942	$108,583	$259,322
Supplemental cash flow information:
Income taxes paid	$(1,054)	$(1,204)	$(427)
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$8,287	$10,909	$168
Conversion of convertible preferred shares into ordinary shares upon initial public offering	$—	$—	$205,210
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Credo Technology Group Holding Ltd was formed as an exempted company under the laws of the Cayman Islands in September 2014. Credo Technology Group Holding Ltd directly owns Credo Technology Group Ltd., which owns, directly and indirectly, all of the shares of its subsidiaries in mainland China, Hong Kong, and the United States (U.S.). References to the “Company” in these notes refer to Credo Technology Group Holding Ltd and its subsidiaries on a consolidated basis, unless otherwise specified.
The Company is an innovator in providing secure, high-speed connectivity solutions that deliver improved power and cost efficiency. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G, 200G, 400G, 800G and emerging 1.6T markets. The Company’s products are based on its Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. The Company’s product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. The Company’s intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The consolidated financial statements include the results of Credo Technology Group Holding Ltd and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Effective May 1, 2022, the Company changed its fiscal year to a 52- or 53-week period ending on the Saturday closest to April 30. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks. Accordingly, every fifth or sixth fiscal year will have a 53-week period. Our fiscal year ended April 27, 2024 (fiscal year 2024) is a 52-week fiscal year. Fiscal year 2025, ending May 3, 2025, is a 53-week fiscal year.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net loss or cash flows for any of the periods presented.
Public Offering of Shares
On January 31, 2022, the Company completed an initial public offering (the “IPO”) of 20,000 thousand of its ordinary shares, par value $0.00005 per share (the “Shares”), at a public offering price of $10.00 per share. The Company sold 18,384 thousand Shares and certain existing shareholders sold an aggregate of 1,616 thousand Shares. The Company received net proceeds of $171.9 million after deducting underwriting discounts and commissions.
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
In connection with the IPO, the underwriters were granted a 30-day option to purchase from the Company up to an additional 3,000 thousand of the Company’s ordinary shares at the public offering price, less underwriting discounts and commissions. On February 7, 2022, the underwriters exercised the option to purchase additional shares in full, which purchase closed on February 10, 2022. The Company received net proceeds of $28.1 million after deducting underwriting discounts and commissions. The

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Company incurred total IPO offering costs of $5.7 million, which were recorded as a reduction in additional paid-in capital as of April 30, 2022.
On December 8, 2023, the Company completed a public offering of 11,500 thousand of its ordinary shares, par value of $0.00005 per share, at $17.50 per share. The Company sold 10,440 thousand shares and certain existing shareholders sold an aggregate of 1,060 thousand shares. The Company received net proceeds of $173.4 million after deducting offering costs.
2. Significant Accounting Policies
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, determination of the fair value of share-based awards and customer warrant, the realizability of tax assets and estimates of tax reserves, impairment of long-lived assets, and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral from them. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. Management does not believe that an allowance for credit losses is needed as of April 27, 2024 or April 29, 2023 based on review of credit worthiness of the customers and their payment histories.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (ROU) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company's leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term.
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
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price (SSP) basis. The Company determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers and the Company’s overall pricing objectives, while maximizing observable inputs. When SSPs are not directly observable, the Company uses the adjusted market assessment approach or residual approach, if applicable. The determination of the SSP for certain of the Company’s IP requires an estimate of the fair value under the income approach, involving the estimation of future cash flow expected to be generated from the IP. The Company also considers the constraint on estimates of variable consideration when estimating the total transaction price. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products or services.
Product Sales - The Company transacts with customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. The Company offers standard performance warranties of twelve months after product delivery and offers limited product return rights to certain distributors. The Company recognizes product sales when it transfers control of promised goods in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates. As of April 27, 2024 and April 29, 2023, the sales returns and rebate reserves were not material.
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
Customer Warrant
The Company accounts for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument, based on the specific terms of the warrant agreement. When management determines that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity (deficit) and the underlying expense will be amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
Cost of Revenue
Cost of revenue includes cost of materials, including wafers processed by third-party foundries, cost associated with packaging and assembly, testing and shipping, cost of personnel, including share-based compensation, depreciation of equipment associated with manufacturing support, logistics and quality

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
assurance, warranty cost, amortization of intellectual property purchased from third-parties, write-down of inventories, and amortization and impairment of production equipment no longer in use. Cost of revenue includes cost of product sales revenue, cost of product engineering services revenue and cost of IP license revenue.
Shipping and Handling Costs
Shipping and handling costs incurred for delivery to customers are expensed as incurred and are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.
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
Share-Based Compensation
The Company records compensation expense in connection with share-based awards granted to employees and non-employees in accordance with guidance related to share-based payments. This guidance requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award. The Company amortizes share-based compensation expense under the straight-line attribution method over the vesting period of the share-based award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of ordinary share options on the dates of grant. Calculating the fair value of share options using the Black-Scholes model requires inputs and assumptions, including the fair value of the Company’s ordinary shares, the expected term of share options and share price volatility. The Company estimates the expected life of options granted based on the simplified method. The Company estimates the volatility of its ordinary shares on the date of grant based on the Company’s historical stock price volatility. The Company has not paid and has no current plans to pay dividends. The Company accounts for forfeitures as they occur.
The fair value of each restricted share unit is estimated based on the market price of the Company’s ordinary share on the date of grant. The fair value of each share issued under the Company’s employee share purchase plan is estimated based on the Black-Scholes option pricing model.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
Segment Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates and manages its business in one operating and one reportable segment. See “Note 14 — Segment and Geographic Information” for the Company’s revenue by country and location of long-lived assets.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact that this new standard will have on its consolidated financial statements and disclosures.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	April 27, 2024	April 29, 2023
Customer A	53%	54%
Customer B	23%	*
Customer C	*	22%

	Year Ended
Revenue	April 27, 2024	April 29, 2023	April 30, 2022
Customer A	39%	46%	*
Customer B	15%	*	*
Customer C	*	12%	11%
Customer D	*	*	30%
Customer E	*	13%	18%
Customer F	*	*	10%
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
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed-fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of April 27, 2024 and April 29, 2023.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
During the year ended April 27, 2024, the Company recognized $4.1 million of revenue that was included in the deferred revenue balance as of April 29, 2023. During the year ended April 29, 2023, the Company recognized $1.2 million of revenue that was included in the deferred revenue balance as of April 30, 2022. During the year ended April 30, 2022, the Company recognized $4.0 million of revenue that was included in the deferred revenue balance as of April 30, 2021.
During the year ended April 27, 2024, the increase in contract assets of $12.9 million was primarily driven by IP licensing and engineering services arrangements where certain billing milestones were reached during fiscal 2024 while the criteria for recognition of revenue had previously been met.
During the year ended April 27, 2024, the decrease in deferred revenue of $0.4 million was primarily due to revenue recognized from a customer advance.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $11.6 million and the satisfied but unrecognized performance obligations was approximately $1.5 million as of April 27, 2024, which the Company expects to recognize over the next fiscal year. The Company applied a performance constraint on the satisfied but unrecognized performance obligation due to uncertainty around the collectability of milestone payments.
The Company had previously applied performance constraints on certain milestones relating to an IP licensing and development contract for a total cash consideration of $43.5 million, executed in fiscal 2022. As of April 27, 2024, the Company released the constraint on the last milestone, resulting in recognition of $10.0 million of revenue in the year ended April 27, 2024.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080 thousand of our ordinary shares at an exercise price of $10.74 per share (the “Customer Warrant”). The exercise period of the Warrant is through the seventh anniversary of the issue date. Upon issuance of the Warrant, 40 thousand of the shares issuable upon exercise of the Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201.0 million in aggregate payments. A total of 1,080 thousand and 80 thousand Warrant shares were vested as of April 27, 2024 and April 29, 2023, respectively.
The grant date fair value of the Warrant share was determined at $4.65 per share using the Black-Scholes option pricing model. The grant date fair value of the Warrant share was estimated using the following assumptions:

At Grant Date
Expected volatility	40.00%
Weighted-average expected term (in years)	7
Risk-free interest rate	1.41%
Dividend yield	—%
Fair value per ordinary share	$10.74
During the fiscal years ended April 27, 2024, April 29, 2023 and April 30, 2022, the Company recognized $3.9 million, $1.2 million and $0.6 million, respectively, as contra revenue within the product sales revenue on the consolidated statements of operations.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
The Company measures the fair value of money market funds using Level 1 inputs. The Company’s certificates of deposit are classified as held to maturity securities as the Company intends to hold until their maturity dates. The certificates of deposit are valued using Level 2 inputs. Pricing sources may include industry standard data providers, security master files from large financial institutions, and other third-party sources used to determine a daily market value.
The following tables present the fair value of the financial instruments measured on a recurring basis as of April 27, 2024 and April 29, 2023 (in thousands).

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,175	$—	$—	$57,175
Short-term investments:
Certificates of deposit	—	343,061	—	343,061
Total cash equivalents and short-term investments	$57,175	$343,061	$—	$400,236

	April 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,119	$—	$—	$99,119
Short-term investments:
Certificates of deposit	—	109,228	—	109,228
Total cash equivalents and short-term investments	$99,119	$109,228	$—	$208,347
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of April 27, 2024 and April 29, 2023, there were no unrealized loss or gains associated with the Company’s financial instruments. The interest income recognized during the years ended April 27, 2024 and April 29, 2023 was $15.3 million and $4.7 million, respectively.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	April 27, 2024	April 29, 2023
Raw materials	$9,415	$17,456
Work in process	7,470	7,200
Finished goods	9,022	21,367
	$25,907	$46,023
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	April 27, 2024	April 29, 2023
Computer equipment and software	$18,271	$13,942
Laboratory equipment	19,840	15,577
Production equipment	27,608	19,783
Leasehold improvements	2,525	2,005
Others	534	632
Construction in progress	3,616	6,300
	72,394	58,238
Less: accumulated depreciation and amortization	(28,729)	(18,017)
	$43,665	$40,222
Depreciation and amortization expense, excluding the assets impairment charges, for the years ended April 27, 2024, April 29, 2023 and April 30, 2022, was $13.8 million, $9.5 million, and $4.8 million, respectively. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s products.
During the years ended April 27, 2024, April 29, 2023 and April 30, 2022, the Company recorded impairment charges of $0.8 million, $2.4 million and $4.9 million, respectively. Generally, the impairment charges were related to impairment of property and equipment or third-party IP licenses for future products that did not reach production qualification.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 27, 2024	April 29, 2023
Accrued expenses	$9,610	$7,555
Current payables relating to purchases of property and equipment	5,950	4,269
Current portion of operating lease liabilities	2,741	2,630
	$18,301	$14,454

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	April 27, 2024	April 29, 2023
Non-current payables relating to purchases of property and equipment	$4,950	$5,049
Non-current deferred revenue	128	380
Other non-current liabilities	903	324
	$5,981	$5,753
7. Commitments and Contingencies
Non-Cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of April 27, 2024 were as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
2025	$42,588	$7,888	$50,476
2026	7,306	5,342	12,648
2027	9,598	3,805	13,403
2028	12,417	350	12,767
2029	2,153	350	2,503
Thereafter	—	—	—
Total unconditional purchase commitments	$74,062	$17,735	$91,797
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of April 27, 2024, the total value of non-cancelable inventory purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $39.6 million. Such purchase commitments are included in the preceding table. Additionally, the Company has committed purchases of production mask sets amounting to $27.0 million, relating to future products yet to be released, which will be capitalized into product equipment when they are received.
The Company has a manufacturing supply capacity reservation agreement with an assembly subcontractor as of April 27, 2024. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the remaining term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $34.5 million for the fiscal year 2025 through fiscal year 2029 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $8.6 million as of April 27, 2024, of which $0.4 million was recorded in prepaid expenses and other

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
current assets and $8.2 million was recorded in other non-current assets on the consolidated balance sheets.
Warranty Obligations
The Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s products carry a standard one-year warranty. The Company’s warranty expense has not been material in the periods presented.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of April 27, 2024 and April 29, 2023.
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
Immediately prior to the completion of the IPO, all of the then outstanding 52,060 thousand shares of the Company’s convertible Preferred Shares were automatically converted into an aggregate 52,060 thousand shares of ordinary share on a one-for-one basis, and such Preferred Shares were cancelled, retired and eliminated from the shares that the Company is authorized to issue and shall not be reissued by the Company.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of the preferred shares prior to the conversion into ordinary shares consisted of the following:

Series	Shares Authorized (in thousands)	Shares Issued and Outstanding (in thousands)	Per Share Liquidation Preference	Aggregate Liquidation Preference (in thousands)
Series A	8,313	8,313	$1.00	$8,313
Series B	8,593	8,593	2.10	18,000
Series C	5,245	5,245	4.29	22,500
Series D	20,028	20,028	4.99	100,000
Series D+	9,881	9,881	5.81	57,361
	52,060	52,060		$206,174
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
9. Ordinary Shares
In connection with the consummation of the IPO, the Company filed the Amended and Restated Memorandum of Association with Cayman Islands, which authorized 1,000,000 thousand ordinary shares, par value $0.00005 per share and 50,000 thousand convertible preferred shares.
Each ordinary share is entitled to one vote per share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all other classes of shares outstanding.
Share Issuances Subject to Repurchase
The Company has issued ordinary shares to certain employees that are subject to vesting periods pursuant to the respective share purchase agreements (Restricted Share Award or RSA). In addition, the Company allows early exercise for unvested ordinary share options under its 2015 Stock Plan (as defined in Note 10 to the consolidated financial statements). In regard to the ordinary shares purchased, but not vested, the Company has the right to repurchase shares at the original issue price in the event of termination of services. As of April 27, 2024, 17 thousand shares from share option early exercises remained subject to the Company’s repurchase rights. As of April 29, 2023, 99 thousand shares from share option early exercises remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
10. Share Incentive Plan
2015 Stock Plan
The Company adopted the 2015 Stock Plan (the “2015 Plan”) in February 2015. The 2015 Plan was an equity incentive program under which employees of the Company or its subsidiary corporations (including officers), non-employee members of the Company’s board of directors, and consultants to the Company or its subsidiary corporations were offered an opportunity to acquire the Company’s ordinary shares. The 2015 Plan provided both for the direct award or sale of ordinary shares (RSAs) and for the grant of options to purchase ordinary shares. Options granted under the 2015 Plan were Incentive Stock Options (ISOs) intended to qualify under Title 26 U.S. Code Section 422 or Non-qualified Stock Options (NSOs) which were not intended to so qualify. Only employees, outside directors and consultants of either the Company or a subsidiary of the Company, were eligible for the grant of NSO or the direct award or sale of ordinary shares. Only employees of either the Company or of a subsidiary of the Company, were eligible for the grant of ISOs.
As of January 27, 2022, the 2015 Plan has ceased to be available for grants of new awards. Prior to the aforementioned cessation of the 2015 Plan for new grants and as of April 30, 2022, 26,000 thousand ordinary shares were authorized for issuance under the 2015 Plan. Options under the 2015 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s Board of Directors. Both RSAs and options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of information related to share option activity, excluding options early exercised, is as follows:

	Outstanding Share Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of April 30, 2021	14,120	$1.57	7.87	$62.6
Options granted	702
Options exercised and vested	(2,924)
Options canceled/ forfeited	(537)
Balances as of April 30, 2022	11,361	$1.94	7.12	$103.4
Options exercised and vested	(2,246)	$1.48
Options canceled/ forfeited	(245)	$3.34
Balances as of April 29, 2023	8,870	$2.02	6.22	$0.1
Options exercised and vested	(2,291)	$1.98
Options canceled/ forfeited	(158)	$4.64
Balances as of April 27, 2024	6,421	$1.97	5.30	$106.5
Vested or expected to vest as of April 27, 2024	6,421	$1.97	5.30	$106.5
Exercisable as of April 27, 2024	6,404	$1.97	5.30	$106.2
During the years ended April 27, 2024, April 29, 2023 and April 30, 2022, the total intrinsic value of options exercised, including options early exercised, was $36.2 million, $22.2 million and $28.4 million, respectively. The weighted-average grant date fair value of options vested was $1.52, $1.41 and $1.36 per share for the years ended April 27, 2024, April 29, 2023 and April 30, 2022, respectively.
The total grant date fair value of share options that vested was $13.3 million, $15.6 million and $4.5 million as of April 27, 2024, April 29, 2023 and April 30, 2022, respectively. As of April 27, 2024, the total unrecognized compensation cost was $2.0 million related to share options, which are expected to be recognized over a weighted-average period of 0.72 years.
The Company estimated the fair value of share options using the Black-Scholes option-pricing model. The fair value of employee share options is amortized on a straight-line basis over the requisite service period of the awards. The fair values of the employee share options granted in the years presented were estimated using the following weighted-average assumptions:

Year Ended
April 30, 2022
Expected volatility	41.29% - 42.31%
Weighted-average expected term (in years)	5.96
Risk-free interest rate	0.69% - 1.23%
Dividend yield	—%
Weighted-average grant date fair value per share	$6.26
2021 Long-Term Incentive Plan
In December 2021, the Company adopted the 2021 long-term incentive plan (the “2021 Plan”). Upon the adoption, the 2021 Plan had 19,907 thousand ordinary shares reserved for issuance. Awards granted under the 2021 Plan may include, but are not limited to, options and restricted share units (RSU). Options granted under the 2021 Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the share on the date of grant. RSU awards are denominated in ordinary

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
shares, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. None of the awards granted under the 2021 Plan as of April 27, 2024 allowed cash settlement. Awards under the 2021 Plan generally vest over 4 years.
A summary of RSU activity is as follows:

	Number of shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of 4/30/2022	4,134	$10.26	1.65	$45.6
Granted	5,474	$12.34
Vested	(1,396)	$10.17
Canceled/ forfeited	(414)	$10.80
Balances as of 4/29/2023	7,798	$11.66	1.65	$63.2
Granted	5,393	$20.08
Vested	(2,642)	$11.98
Canceled/ forfeited	(411)	$11.49
Balances as of 4/27/2024	10,139	$16.11	1.52	$188.2
Expected to vest as of April 27, 2024	10,139	$16.11	1.52	$188.2
As of April 27, 2024, 22,309 thousand shares remained available for future issuance under the 2021 Plan.
As of April 27, 2024, unamortized compensation expense related to RSUs was $151.9 million. The unamortized compensation expense for RSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.93 years.
Employee Stock Purchase Plan
In January 2022, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the ESPP, a total of 3,801 thousand shares have been authorized for the grant of shares and participants can purchase the Company’s ordinary shares using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the “look-back” period for the share purchase price is 24 months. Offering and purchase periods begin on January 1 and July 1 of each year. Participants will be granted the right to purchase ordinary shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.
During the years ended April 27, 2024 and April 29, 2023, 281 thousand and 247 thousand shares were issued under the ESPP, respectively. No shares were issued during the year ended April 30, 2022. As of April 27, 2024, 6,207 thousand shares remained available for future issuance under the ESPP.
The following weighted-average assumptions to calculate the fair value of ordinary shares to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model in the periods presented:

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Estimated fair value	6.04	4.27	4.56
Expected volatility	56.13%	34.00%	33.00%
Expected term (in years)	1.33	0.93	1.17
Risk-free interest rate	3.40%	1.54%	1.41%
Expected dividend yield	—%	—%	—%
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation cost included in the consolidated statements of operations (in thousands).

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Cost of revenue	$1,131	$634	$220
Research and development	21,359	13,326	5,021
Selling, general and administrative	16,532	9,556	3,947
	$39,022	$23,516	$9,188
11. Leases
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
Lease expense and supplemental cash flow information are as follows (in thousands):

	Year Ended
	April 27, 2024	April 29, 2023
Operating lease expenses	$3,855	$3,640
Cash paid for amounts included in the measurement of operating lease liabilities	$3,495	$3,172
Right-of-use assets obtained in exchange for lease obligation	$978	$649

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The aggregate future lease payments for operating leases as of April 27, 2024 are as follows (in thousands):

Fiscal Year	Operating leases
2025	$3,300
2026	2,790
2027	2,211
2028	2,194
2029	2,260
Thereafter	3,526
Total lease payments	16,281
Less: Interest	2,408
Present value of lease liabilities	$13,873
As of April 27, 2024, the weighted average remaining lease term for the Company's operating leases was 5.89 years and the weighted average discount rate used to determine the present value of the Company's operating leases was approximately 5.96%.

12. Income Taxes
Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
United States	$8,611	$4,469	$2,512
International	(31,356)	(22,383)	(24,725)
	$(22,745)	$(17,914)	$(22,213)
The components of income tax expense (benefit) are summarized as follows (in thousands):

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Current
Federal	$2	$(24)	$224
State	3	2	(25)
International	1,484	762	1,292
Total current tax expense	1,489	740	1,491
Deferred
Federal	3,092	(2,005)	(1,163)
State	359	(218)	(142)
International	684	116	(223)
Total deferred tax expense (benefit)	4,135	(2,107)	(1,528)

Total tax expense (benefit)	$5,624	$(1,367)	$(37)

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	April 27, 2024	April 29, 2023
Deferred tax assets:
Accrued expense	$1,063	$941
Net operating losses	4,443	1,284
Research and development credits	15,990	9,401
Share compensation	2,310	1,907
Lease liability	3,154	3,487
Intangibles	157	—
Others	—	5
Total deferred tax assets	27,117	17,025
Deferred tax liabilities
Property and equipment basis	(1,774)	(1,132)
Right of use assets	(2,980)	(3,353)
Others	(8)	—
Total deferred tax liabilities	(4,762)	(4,485)
Valuation allowance	(23,258)	(9,306)
Net deferred taxes	$(903)	$3,234
A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. As of April 27, 2024, the Company recorded $23.3 million of valuation allowance. In fiscal year 2024, the valuation allowance increased by $14.0 million. The Company continues to maintain a valuation allowance on its U.S. R&D credits and recorded an increase to its valuation allowance of $6.7 million. During the fourth quarter of fiscal year 2024, the Company determined that utilization of its net deferred tax assets in the U.S. was limited and accordingly recorded an increase to its valuation allowance of $7.3 million. This determination was made after evaluating both the positive and negative evidence regarding the recoverability of the Company’s net U.S. deferred tax assets. The Company considers all available evidence such as its earnings history including the existence of cumulative income or losses, reversals of taxable temporary differences, projected future taxable income, and tax planning strategies and determined that negative evidence overweighted positive evidence with respect to the ability to realize its net U.S. deferred tax assets. The Company will continue to assess the future realization of its deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly. As of April 27, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $18.7 million and $7.4 million, respectively. The U.S. federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in fiscal 2043. As of April 27, 2024, the Company had U.S. federal and state research credits of $12.6 million and $9.6 million, respectively. The federal research credits will begin to expire in 2039. The state research credits have no expiration date. As of April 27, 2024, the Company had no foreign tax credit carryover. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
A summary activity of the valuation allowance is as follows (in thousands):

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

	April 27, 2024	April 29, 2023	April 30, 2022
Beginning valuation allowance	$9,306	$5,170	$3,706
Additions	13,952	4,136	1,464
Ending valuation allowance	$23,258	$9,306	$5,170
Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. The amount of cumulative undistributed earnings that are permanently reinvested that could be subject to withholding taxes were $25.7 million as of April 27, 2024. The Company intends to reinvest these earnings indefinitely.
The Company consists of a Cayman Islands parent holding company with various international and U.S. subsidiaries. The applicable statutory rate in Cayman Islands is zero for the Company for the years ended April 27, 2024, April 29, 2023 and April 30, 2022. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for the years ended April 27, 2024, April 29, 2023 and April 30, 2022 is applied as follows:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Statutory federal tax expense rate	21%	21%	21%
State tax, net of federal benefit	(2)%	1%	1%
Research tax credits	20%	14%	4%
Share compensation	24%	18%	7%
Other	(1)%	1%	1%
Foreign rate differential	(34)%	(32)%	(26)%
Change in valuation allowance	(49)%	(15)%	(4)%
Withholding taxes	(4)%	(1)%	(4)%
Effective tax rate	(25)%	8%	—%
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	April 27, 2024	April 29, 2023
Beginning gross unrecognized tax benefits	$2,865	$1,844
Additions for tax positions taken in the current year	1,988	1,081
Subtractions for tax positions taken in the prior year	(210)	(60)
Lapses in statute of limitations	(69)	—
Ending gross unrecognized tax benefits	$4,574	$2,865
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on such position’s technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities.
Included in the balance of unrecognized tax benefits as of April 27, 2024 and April 29, 2023 were potential benefits of $4.6 million and $2.9 million, respectively, which if recognized, would potentially affect the effective tax rate. If the unrecognized tax benefits were recognized, it would result in additional deferred tax assets, which are expected to require a full valuation allowance based on the Company’s current valuation allowance position. Unrecognized tax benefits are not expected to significantly increase or decrease within the next 12 months.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended April 27, 2024, April 29, 2023 and April 30, 2022, the Company’s current tax provision was not impacted by interest and penalties.
The Company files U.S. federal and state and non-U.S. income tax returns with varying statutes of limitations. The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years ended April 30, 2021 through 2023 and by state authorities for the years ended April 30, 2020 through 2023. For the Company’s international subsidiaries, the tax years that remain open to examination vary based on the year that each entity began operating.
13. Net Loss Per Share
Net loss per share was determined as follows for the years presented (in thousands, except per share amounts):

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Numerator:
Net loss	$(28,369)	$(16,547)	$(22,176)

Denominator:
Weighted-average shares outstanding used in basic and diluted calculation	155,091	146,556	88,398

Net loss per share attributable to ordinary shareholders
Basic and diluted	$(0.18)	$(0.11)	$(0.25)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, restricted share units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net loss per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding for the years ended April 27, 2024, April 29, 2023 and April 30, 2022 because such securities have an anti-dilutive impact due to losses reported:

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Share-based compensation awards	16,777	15,194	11,636
Customer warrant	4,080	4,080	1,386
	20,857	19,274	13,022

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
14. Segment and Geographic Information
As discussed in “Note 2 — Significant Accounting Policies,” the Company operates in one reportable segment.
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products, and location of contracting entity for IP and engineering services, which may differ from the end customer’s principal offices (in thousands):

	Year Ended
	April 27, 2024	April 29, 2023	April 30, 2022
Hong Kong	$70,162	$9,646	$11,696
United States	49,569	44,253	27,696
Mainland China	28,264	96,935	37,699
Taiwan	21,286	5,363	4,429
Rest of World	23,689	27,997	24,957
	$192,970	$184,194	$106,477
The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	April 27, 2024	April 29, 2023
Property and equipment, net:
Taiwan	$24,874	$14,625
United States	11,150	8,791
Hong Kong	5,208	14,149
Mainland China	2,433	2,657
	$43,665	$40,222

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
Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 27, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of April 27, 2024. The effectiveness of our internal control over financial reporting as of April 27, 2024 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
10b5-1 Plans

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Executive Incentive Compensation Plan
On June 21, 2024, the Compensation Committee of the Board (Compensation Committee) approved the Company’s Executive Incentive Compensation Plan (the Bonus Plan).
The Bonus Plan allows the Company to provide incentive awards to employees of the Company or any of its parents, subsidiaries, or other affiliates selected by the administrator of the Bonus Plan, including the Company’s named executive officers. Pursuant to the Bonus Plan, its administrator in its sole discretion may establish a target award for each participant as well as a bonus pool, with any actual awards payable from such bonus pool. The Bonus Plan administrator also may establish any performance goals that will apply to any awards under the Bonus Plan. Any such performance goals may include, but are not limited to, the goals listed in the Bonus Plan. The performance goals may differ from participant to participant and from award to award.
The Bonus Plan will be administered by the Board or a committee appointed by the Board. Unless and until determined otherwise by the Board, the Compensation Committee will administer the Bonus Plan. The administrator of the Bonus Plan may delegate its authority and powers under the Bonus Plan to one or more directors and/or officers of the Company, which delegation may be revoked at any time. The administrator of the Bonus Plan, at any time before payment of the actual award, may increase, reduce, or eliminate a participant’s actual award, and/or increase, reduce, or eliminate the amount allocated to a bonus pool, based on such factors as it deems relevant. The administrator of the Bonus Plan, at any time before payment of an actual award, may add, remove or modify any applicable performance goals. Actual awards generally will be paid in cash in a single lump sum, provided that the Bonus Plan administrator has discretion to settle an actual award with the grant of an equity award (pursuant to the Company’s applicable equity plan as may be in effect from time to time). To earn an actual award, a participant must be employed through the date the actual award is paid unless otherwise determined by the Bonus Plan administrator. Payment of an actual award generally will be made as soon as practicable after the end of the applicable performance period and after the actual award is approved by the Bonus Plan administrator.
The Bonus Plan administrator has the authority to modify, amend, suspend, or terminate the Bonus Plan, or any part of the Bonus Plan, at any time, provided that such action does not materially impair or materially alter any rights or obligations of any actual award earned by a participant absent such participant’s consent. The Bonus Plan will remain in effect until terminated in accordance with its terms.
The foregoing summary of the Bonus Plan is qualified in its entirety by reference to the full text of the Bonus Plan which is attached hereto as Exhibit 10.8 and is incorporated by reference herein.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement, which will be filed within 120 days after the end of the fiscal year to which the Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

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
3.    Exhibits:
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-41249	3.1	February 1, 2022
4.1	Fifth Amended and Restated Members Agreement, dated May 6, 2021	S-1	333-261982	4.1	January 3, 2022
4.2	Description of Share Capital	10-K	001-41249	4.2	June 8, 2022
10.1†	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1	333-261982	10.1	January 3, 2022
10.2†	2021 Long-Term Incentive Plan	S-8	333-262358	99.1	January 27, 2022
10.3†	Form of Notice of Stock Option Award and Stock Option Agreement under the 2021 Long-Term Incentive Plan	S-1	333-261982	10.13	January 3, 2022
10.4†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Employees)	S-1	333-261982	10.14	January 3, 2022
10.5†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Directors)	S-1	333-261982	10.15	January 3, 2022
10.6	Amended and Restated Employee Stock Purchase Plan					X
10.7#	Warrant, dated December 28, 2021, issued to Amazon.com NV Investment Holdings LLC	S-1/A	333-261982	10.17	January 18, 2022
10.8	Executive Incentive Compensation Plan					X
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recoupment Policy	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: June 24, 2024	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: June 24, 2024	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ William Brennan	President, Chief Executive Officer and Director (principal executive officer)	June 24, 2024
William Brennan

/s/ Daniel Fleming	Chief Financial Officer (principal financial and accounting officer)	June 24, 2024
Daniel Fleming

/s/ Sylvia Acevedo	Director	June 24, 2024
Sylvia Acevedo

/s/ Chi Fung Cheng	Chief Technology Officer and Director	June 24, 2024
Chi Fung Cheng

/s/ Clyde Hosein	Director	June 24, 2024
Clyde Hosein

/s/ Manpreet Khaira	Director	June 24, 2024
Manpreet Khaira

/s/ Yat Tung Lam	Chief Operating Officer and Director	June 24, 2024
Yat Tung Lam

/s/ Pantas Sutardja	Director	June 24, 2024
Pantas Sutardja

/s/ Lip-Bu Tan	Chairman	June 24, 2024
Lip-Bu Tan

/s/ David Zinsner	Director	June 24, 2024
David Zinsner