Form 10-Q
period 2024-08-03
Credo Technology Group Holding Ltd
filed 2024-09-05
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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

The registrant had 166,064,425 ordinary shares outstanding as of August 28, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “expect,” “intend,” “plan,” “goal,” “projects,” “believes,” “seeks,” “estimates,” "forecast," "target," “predict,” “future,” “may,” “can,” “will,” “would” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024 and our Quarterly Reports on Form 10-Q and other reports we file with the U.S. Securities and Exchange Commission (SEC). Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
•our expectations regarding our ability to address market and customer demands and to timely develop new or enhanced solutions to meet those demands;
•anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations;
•our expectations regarding our revenue, revenue mix, average selling prices, gross margin, and expenses;
•our expectations regarding dependence on a limited number of customers and end customers;
•our customer relationships and our ability to retain and expand our customer relationships and to achieve design wins;
•our expectations regarding the success, cost, and timing of new products;
•the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•our expectations regarding competition in our existing and future markets;
•the impact a pandemic, epidemic, or other outbreak of disease may in the future have on our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
•our expectations regarding regulatory developments in the United States and foreign countries;
•our expectations regarding the performance of, and our relationships with, our third-party suppliers and manufacturers;
•our expectations regarding our ability to attract and retain key personnel; and
•the accuracy of our estimates regarding capital requirements and needs for additional financing.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	August 3, 2024	April 27, 2024
Assets
Current assets:
Cash and cash equivalents	$103,900	$66,942
Short-term investments	294,716	343,061
Accounts receivable	71,859	59,662
Inventories	31,557	25,907
Contract assets	24,400	21,562
Prepaid expenses and other current assets	15,921	13,131
Total current assets	542,353	530,265
Property and equipment, net	70,241	43,665
Right of use assets	15,860	13,077
Other non-current assets	16,411	14,925
Total assets	$644,865	$601,932
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$38,473	$13,417
Accrued compensation and benefits	7,808	9,000
Accrued expenses and other current liabilities	20,218	18,301
Deferred revenue	2,917	3,902
Total current liabilities	69,416	44,620
Non-current operating lease liabilities	13,530	11,133
Other non-current liabilities	8,817	5,981
Total liabilities	91,763	61,734
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 165,965 and 164,305 shares issued and outstanding at August 3, 2024 and April 27, 2024, respectively	8	8
Additional paid in capital	698,354	676,054
Accumulated other comprehensive loss	(375)	(519)
Accumulated deficit	(144,885)	(135,345)
Total shareholders' equity	553,102	540,198
Total liabilities and shareholders' equity	$644,865	$601,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	August 3, 2024	July 29, 2023
Revenue:
Product sales	$53,839	$30,028
Product engineering services	3,486	2,293
IP license	2,389	2,774
Total revenue	59,714	35,095
Cost of revenue:
Cost of product sales revenue	21,884	13,868
Cost of product engineering services revenue	452	293
Cost of IP license revenue	95	144
Total cost of revenue	22,431	14,305
Gross profit	37,283	20,790
Operating expenses:
Research and development	30,409	22,638
Selling, general and administrative	21,325	12,543
Total operating expenses	51,734	35,181
Operating loss	(14,451)	(14,391)
Other income, net	5,533	2,157
Loss before income taxes	(8,918)	(12,234)
Provision (benefit) for income taxes	622	(537)
Net loss	$(9,540)	$(11,697)
Net loss per share:
Basic and diluted	$(0.06)	$(0.08)
Weighted-average shares:
Basic and diluted	165,140	149,277
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended
	August 3, 2024	July 29, 2023
Net loss	$(9,540)	$(11,697)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	144	(162)
Total comprehensive loss	$(9,396)	$(11,859)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 27, 2024	164,305	$8	$676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under equity incentive plans	1,697	—	3,513	—	—	3,513
Tax withheld related to RSU settlement	(37)	—	(1,071)	—	—	(1,071)
Share-based compensation	—	—	16,640	—	—	16,640
Warrant contra revenue	—	—	3,218	—	—	3,218
Total comprehensive loss	—	—	—	144	(9,540)	(9,396)
Balances at August 3, 2024	165,965	$8	$698,354	$(375)	$(144,885)	$553,102

Balances at April 29, 2023	148,651	$7	$454,795	$(191)	$(106,976)	$347,635
Ordinary shares issued under equity incentive plans	1,214	—	3,440	—	—	3,440
Tax withheld related to RSU settlement	(11)	—	(180)	—	—	(180)
Share-based compensation	—	—	7,968	—	—	7,968
Warrant contra revenue	—	—	436	—	—	436
Total comprehensive loss	—	$—	$—	$(162)	$(11,697)	$(11,859)
Balances at July 29, 2023	149,854	7	466,459	(353)	(118,673)	347,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(9,540)	$(11,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,233	2,950
Share-based compensation	16,640	7,968
Warrant contra revenue	3,218	436
Write-downs (releases) for excess and obsolete inventory	(298)	181
Changes in operating assets and liabilities:
Accounts receivable	(12,197)	21,574
Inventories	(5,352)	5,049
Contract assets	(2,838)	1,397
Prepaid and other current assets	(2,790)	(859)
Other non-current assets	647	(2,505)
Accounts payable	5,789	2,483
Accrued expenses, compensation and other liabilities	(3,662)	(1,519)
Deferred revenue	(1,086)	(850)
Net cash provided by (used in) operating activities	(7,236)	24,608
Cash flows from investing activities:
Purchases of property and equipment	(5,863)	(5,312)
Maturities of short-term investments	162,061	59,228
Purchases of short-term investments	(113,716)	(60,526)
Net cash provided by (used in) investing activities	42,482	(6,610)
Cash flows from financing activities:
Payments on technology license obligations	(838)	(2,726)
Proceeds from employee share incentive plans	3,513	3,440
Tax withheld related to RSU settlement	(1,071)	(180)
Net cash provided by financing activities	1,604	534
Effect of exchange rate changes on cash	108	(70)
Net increase in cash and cash equivalents	36,958	18,462
Cash and cash equivalents at beginning of the period	66,942	108,583
Cash and cash equivalents at end of the period	$103,900	$127,045
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$27,320	$5,243
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States (US GAAP) applicable to interim periods, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2024 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024. The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending May 3, 2025 (fiscal year 2025) is a 53-week fiscal year. The first quarter of fiscal year 2025 ended on August 3, 2024, the second quarter ends on November 2, 2024, and the third quarter ends on February 1, 2025.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, the realization of tax assets and estimates of tax reserves, and impairment of long-lived assets. Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Recent Accounting Pronouncements Not Yet Adopted

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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	August 3, 2024	April 27, 2024
Customer A	70%	53%
Customer B	*	23%

	Three Months Ended
Revenue	August 3, 2024	July 29, 2023
Customer A	56%	41%
Customer C	*	14%
Customer B	*	12%
* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended
	August 3, 2024	July 29, 2023
Hong Kong	$29,272	$1,990
United States	10,800	6,415
Mainland China	9,748	16,081
Taiwan	758	5,346
Rest of World	9,136	5,263
	$59,714	$35,095
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of August 3, 2024 and April 27, 2024.
During the three months ended August 3, 2024, the Company recognized $1.3 million of revenue that was included in the deferred revenue balance as of April 27, 2024. During the three months ended July 29, 2023, the Company recognized $1.3 million of revenue that was included in the deferred revenue balance as of April 29, 2023.
During the three months ended August 3, 2024, the increase in contract assets of $2.1 million was primarily driven by certain product engineering services and IP licensing arrangements where certain billing milestones were not met prior to the timing of revenue recognition.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $8.5 million and the satisfied but unrecognized performance obligation was approximately $1.1 million as of August 3, 2024 which the Company expects to recognize over the next 12 months. The Company applied a performance constraint on the satisfied but unrecognized performance obligation due to uncertainty around the collectability of milestone payments.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080 thousand of the Company’s ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 40 thousand of the shares issuable upon exercise of the Customer Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 1,580 thousand and 1,080 thousand of the shares issuable upon exercise of the Customer Warrant were vested as of August 3, 2024 and April 27, 2024, respectively.
Using a grant date fair value of $4.65, the Company recognized $3.2 million for the three months ended August 3, 2024, and $0.4 million for the three months ended July 29, 2023, as contra revenue within product sales revenue on the condensed consolidated statements of operations.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following tables present the fair value of the financial instruments measured on a recurring basis as of August 3, 2024 and April 27, 2024 (in thousands).

	August 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,028	$—	$—	$45,028
Certificates of deposit	—	52,504	—	52,504
Short-term investments:
Certificates of deposit	—	294,716	—	294,716
Total cash equivalents and short-term investments	$45,028	$347,220	$—	$392,248

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,175	$—	$—	$57,175
Short-term investments:
Certificates of deposit	—	343,061	—	343,061
Total cash equivalents and short-term investments	$57,175	$343,061	$—	$400,236
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of August 3, 2024 and April 27, 2024, there were no unrealized losses or gains associated with the Company’s financial instruments.
Interest income recognized for the three months ended August 3, 2024 and July 29, 2023 was $5.8 million and $2.6 million, respectively.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	August 3, 2024	April 27, 2024
Raw materials	$11,837	$9,415
Work in process	9,561	7,470
Finished goods	10,159	9,022
	$31,557	$25,907

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	August 3, 2024	April 27, 2024
Production equipment	$31,410	$27,608
Computer equipment and software	26,771	18,271
Laboratory equipment	21,181	19,840
Leasehold improvements	2,721	2,525
Others	618	534
Construction in progress	20,499	3,616
	103,200	72,394
Less: Accumulated depreciation and amortization	(32,959)	(28,729)
	$70,241	$43,665
Depreciation and amortization expense was $4.2 million for the three months ended August 3, 2024, and $3.0 million for the three months ended July 29, 2023. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 3, 2024	April 27, 2024
Accrued expenses	$10,641	$9,610
Current payables relating to purchases of property and equipment	6,452	5,950
Current portion of operating lease liabilities	3,125	2,741
	$20,218	$18,301
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	August 3, 2024	April 27, 2024
Non-current payables relating to purchases of property and equipment	$7,882	$4,950
Other non-current liabilities	935	1,031
	$8,817	$5,981
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of August 3, 2024 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
Remainder of 2025	$22,850	$6,801	29,651
2026	7,306	8,342	15,648
2027	9,598	7,805	17,403
2028	12,417	350	12,767
2029	2,153	350	2,503
Total unconditional purchase commitments	$54,324	$23,648	$77,972

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of August 3, 2024, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $22.9 million. Such purchase commitments are included in the preceding table.
The Company has a manufacturing supply capacity reservation agreement with an assembly subcontractor as of August 3, 2024. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $34.2 million for the remainder of fiscal year 2025 through fiscal year 2029 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $8.6 million of which $0.7 million was recorded in prepaid expenses and other current assets and $7.9 million was recorded in other non-current assets on the unaudited condensed consolidated balance sheet.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of August 3, 2024 and April 27, 2024.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company was not subject to any material litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

8. Leases
The Company leases office space, in the United States and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and seven years. Operating leases are included in right of use assets, accrued expenses and other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	August 3, 2024	July 29, 2023
Operating lease expenses	$1,016	$921
Cash paid for amounts included in the measurement of operating lease liabilities	$955	$836
Right-of-use assets obtained in exchange for lease obligation	$3,531	$—
The aggregate future lease payments for operating leases as of August 3, 2024 are as follows (in thousands):

Fiscal Year	Operating Leases
2025	$2,827
2026	3,623
2027	3,067
2028	3,067
2029	3,158
Thereafter	3,913
Total lease payments	19,655
Less: Interest	6,531
Present value of lease liabilities	$13,124
As of August 3, 2024, the weighted-average remaining lease term for the Company's operating leases was 5.7 years and the weighted-average discount rate used to determine the present value of the Company's operating leases was 6.6%.

9. Share Incentive Plan
Restricted Stock Unit (RSU) Awards
A summary of information related to RSU activity during the three months ended August 3, 2024 is as follows:

	RSUs Outstanding
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of April 27, 2024	10,139	$16.11	1.52	$188.2
Granted	294	$28.06
Vested	(732)	$12.26
Canceled/ forfeited	(232)	$17.41
Balances and expected to vest as of August 3, 2024	9,469	$16.76	1.37	$239.8
Share Option Awards
A summary of information related to share option activity during the three months ended August 3, 2024 is as follows:

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of April 27, 2024	6,421	$1.97	5.30	$106.5
Options vested and exercised	(799)	$1.79
Options canceled/ forfeited	(3)	$2.33
Balance and expected to vest as of August 3, 2024	5,619	$2.00	5.11	$131.1
Exercisable as of August 3, 2024	5,614	$2.00	5.11	$131.0
As of August 3, 2024, 5 thousand shares from share option early exercises remained subject to the Company’s repurchase rights. These shares are excluded from ordinary shares outstanding.
Employee Stock Purchase Plan (ESPP)
The Company issued 139 thousand shares during the three months ended August 3, 2024 and 205 thousand shares during the three months ended July 29, 2023, under the ESPP.
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	August 3, 2024	July 29, 2023
Cost of revenue	$281	$189
Research and development	9,170	4,732
Selling, general and administrative	7,189	3,047
	$16,640	$7,968
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
Provision (benefit) for income taxes for the three months ended August 3, 2024 and July 29, 2023 was as follows (in thousands except percentages):

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
Provision (benefit) for income taxes	$622	$(537)	(115.8)%
Effective tax rate	(7)%	4%
The Company’s effective tax rate for the three months ended August 3, 2024 differs from the same period in the prior fiscal year primarily due to the tax benefit of share-based compensation being offset by a full valuation allowance in the U.S. entity.
During the three months ended August 3, 2024, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net Loss Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net loss per share for the three months ended August 3, 2024 and July 29. 2023, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended
	August 3, 2024	July 29, 2023
Numerator:
Net loss	$(9,540)	$(11,697)

Denominator:
Weighted-average shares - basic and diluted	165,140	149,277

Net income (loss) per share:
Basic and diluted	$(0.06)	$(0.08)
Potential dilutive securities include dilutive ordinary shares from the Customer Warrant, share-based awards attributable to the assumed exercise of share options and vesting of RSUs and ESPP shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three months ended August 3, 2024 and July 29, 2023:

	Three Months Ended
	August 3, 2024	July 29, 2023
Share-based compensation awards	15,227	15,652
Customer Warrant	4,080	4,080
	19,307	19,732

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 27, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
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
During the three months ended August 3, 2024 and July 29, 2023, we generated $59.7 million and $35.1 million in total revenue, respectively. Product sales and product engineering services revenue comprised 96.0% and 92.0% of our total revenue in the three months ended August 3, 2024 and July 29, 2023, respectively, and IP license revenue represented 4.0% and 8.0% of our total revenue in the three months ended August 3, 2024 and July 29, 2023, respectively. During the three months ended August 3, 2024 and July 29, 2023, we generated $9.5 million in net loss and $11.7 million in net loss, respectively.
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

	Three Months Ended
Revenue	August 3, 2024	July 29, 2023
Customer D	52%	12%
Customer E	10%	40%
Customer C	*	14%
Customer B	*	12%
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

Results of Operations
Three Months Ended August 3, 2024 and July 29, 2023
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended
	August 3, 2024	July 29, 2023
Revenue:
Product sales	90.2%	85.6%
Product engineering services	5.8%	6.5%
IP license	4.0%	7.9%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	36.6%	39.6%
Cost of product engineering services revenue	0.8%	0.8%
Cost of IP license revenue	0.2%	0.4%
Total cost of revenue	37.6%	40.8%
Gross margin	62.4%	59.2%
Operating expenses:
Research and development	50.9%	64.5%
Selling, general and administrative	35.7%	35.7%
Total operating expenses	86.6%	100.2%
Operating loss	(24.2)%	(41.0)%
Other income, net	9.3%	6.2%
Loss before income taxes	(14.9)%	(34.8)%
Benefit for income taxes	1.0%	(1.5)%
Net income (loss)	(16.0)%	(33.3)%
Comparison of Three Months Ended August 3, 2024 and July 29, 2023
Revenue

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(in thousands, except percentages)
Product sales	$53,839	$30,028	79.3%
Product engineering services	3,486	2,293	52.0%
IP license	2,389	2,774	(13.9)%
Total revenue	$59,714	$35,095	70.1%
Total revenue for the three months ended August 3, 2024 increased by $24.6 million, compared to the same period in fiscal year 2024, primarily due to an increase in product sales revenue of $23.8 million and product engineering services revenue of $1.2 million. IP license revenue was relatively consistent between the comparative periods.
The increase in product sales revenue for the three months ended August 3, 2024, compared to the same period in fiscal year 2024, was primarily due to a significant increase in the volume of unit shipments of AEC products which contributed over 90% of the increase in product sales revenue. The AEC sales increase was primarily driven by the ramp-up of our AEC solutions at our second hyperscale data center customer this fiscal quarter.

The increase in product engineering services revenue for the three months ended August 3, 2024, compared to the same period in fiscal year 2024, was primarily due to an increase in engineering time of 110% spent in our product engineering services arrangements.
Cost of Revenue

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(in thousands, except percentages)
Cost of product sales revenue	$21,884	$13,868	57.8%
Cost of product engineering services revenue	452	293	54.3%
Cost of IP license revenue	95	144	(34.0)%
Total cost of revenue	$22,431	$14,305	56.8%
Cost of revenue for the three months ended August 3, 2024 increased by $8.1 million, compared to the same period in fiscal year 2024, primarily due to an increase in cost of product sales revenue of $8.0 million. The increase was primarily due to the increased shipments of AEC products noted above.
Gross Profit and Gross Margin

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(in thousands, except percentages)
Gross profit	$37,283	$20,790	79.3%
Gross margin	62.4%	59.2%
Gross margin in the three months ended August 3, 2024 increased by 3.2 percentage points compared to the same period in fiscal year 2024, primarily driven by the improved economies of scale in our product sales. Our product sales gross margin increased by 5.5 percentage points for the three months ended August 3, 2024, compared to the same period in the prior year.
Research and Development

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(in thousands, except percentages)
Research and development	$30,409	$22,638	34.3%
% of total revenue	50.9%	64.5%
Research and development expense for the three months ended August 3, 2024 increased by $7.8 million compared to the same period in fiscal year 2024. The increase was due primarily to a $4.5 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $2.5 million increase in personnel costs as a result of new hires for product development and a $0.7 million increase in depreciation expense associated with increase in R&D equipment.

Selling, General and Administrative

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(in thousands, except percentages)
Selling, general and administrative	$21,325	$12,543	70.0%
% of total revenue	35.7%	35.7%

Selling, general and administrative expense for the three months ended August 3, 2024 increased by $8.8 million compared to the same period in fiscal year 2024. The increase was primarily due to a $4.1 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, $2.0 million increase in personnel costs as a result of higher selling, general and administrative headcount, and a $2.0 million increase in external consultation fees relating to general and administrative expenses.

Provision (Benefit) for Income Taxes

	Three Months Ended
	August 3, 2024	July 29, 2023	% Change
	(in thousands, except percentages)
Provision (Benefit) for income taxes	$622	$(537)	(215.8)%
% of total revenue	1.0%	(1.5)%
Provision for income taxes for the three months ended August 3, 2024 increased by $1.2 million, compared to the same period in fiscal year 2024. The fluctuation was primarily due to the tax benefit of share-based compensation being offset by a full valuation allowance in the U.S. entity.

Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing product and IP engineering services, and conducting research and development of our products and technology. As of August 3, 2024 and April 27, 2024, we had $103.9 million and $66.9 million in cash and cash equivalents, respectively, and working capital of $472.9 million and $485.6 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended
	August 3, 2024	July 29, 2023
	(in thousands)
Net cash provided by (used in) operating activities	$(7,236)	$24,608
Net cash provided by (used in) investing activities	$42,482	$(6,610)
Net cash provided by financing activities	$1,604	$534
Cash Flows Provided by (Used in) Operating Activities
Net cash used in operating activities was $7.2 million for the three months ended August 3, 2024. The cash outflows from operating activities for the three months ended August 3, 2024 were primarily due to $21.5 million of cash outflows for working capital purposes and $9.5 million in net loss, partially offset by $23.8 million of non-cash items. The cash outflows from working capital for the three months ended August 3, 2024 were primarily driven by (a) an increase in accounts receivable of $12.2 million primarily due to large billings from customers not due yet in the three months ended August 3, 2024; (b) an increase in inventory of $5.4 million to support unfulfilled backlog and related new product ramps; (c) a decrease in accrued expenses, compensation and other liabilities of $3.7 million due to ESPP purchase and final billing payment made for one of our technology license obligations and (d) an increase in contract assets of $2.8 million due to certain product engineering services and IP licensing arrangements where certain billing milestones were not met prior to the timing of revenue recognition. These cash outflows were offset by cash inflows relating to an increase in accounts payable of $5.8 million due to amounts payable relating to increased external consultation fees associated with general and administrative and outside research & development services.
Net cash provided by operating activities was $24.6 million for the three months ended July 29, 2023. The cash inflows from operating activities for the three months ended July 29, 2023 were primarily due to $24.8 million of cash inflows for working capital purposes and $11.5 million of non-cash items, partially offset by $11.7 million in net loss. The cash inflows from working capital for the three months ended July 29, 2023 were primarily driven by (a) an decrease in accounts receivable of $21.6 million primarily due to collection of large customer invoices in the fiscal quarter ended July 29, 2023; (b) an decrease in inventory of $5.0 million primarily driven by tightened production management and increased product sales compared to the fiscal quarter ended April 29, 2023; (c) an increase in accounts payable of $2.5 million due to amounts payable relating to increased research and development spending. These cash inflows were offset by cash outflows relating to an increase in other non-current assets of $2.5 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities of $42.5 million in the three months ended August 3, 2024 was primarily attributable to maturities of certificates of deposit for $162.1 million, offset by purchase of the same for $113.7 million and purchases of property and equipment of $5.9 million. Purchases of property and equipment primarily related to third-party IP licenses and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $6.6 million in the three months ended July 29, 2023 was attributable to purchases of property and equipment of $5.3 million and net outflow from certificates of deposit of $1.3 million from maturities of certificates of deposit for $59.2 million and purchases of the same for $60.5 million . Purchases of property and equipment primarily related to mask sets purchases for new products introduced or in process of being introduced, and computer equipment and software used for research and development purposes.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities of $1.6 million for the three months ended August 3, 2024 was primarily attributable to $2.4 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP net of tax withheld for RSU settlement, offset by $0.8 million in payments for long-term technology license obligations.
Net cash provided by financing activities of $0.5 million for the three months ended July 29, 2023 was solely attributable to $3.4 million in proceeds from exercises of employee share options and issuances of shares under the ESPP offset by $2.7 million in payments for long-term technology license obligations.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended August 3, 2024, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. During the three months ended August 3, 2024, there were no material changes or developments that would materially alter the market risk assessment performed as of April 27, 2024.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended August 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our ordinary shares. As of the date of this Quarterly Report on Form 10-Q there have been no material changes from the risk factors previously disclosed in our in the Annual Report on Form 10-K for the fiscal year ended April 27, 2024.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 26, 2024, Pantas Sutardja, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 32,291 of our ordinary shares held directly by Mr. Sutardja may be sold between November 1, 2024 and February 3, 2026. The plan terminates on the earlier of: (i) February 3, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
On July 1, 2024, Daniel Fleming, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 198,750 of our ordinary shares held directly by Mr. Fleming may be sold between September 30, 2024 and September 30, 2025. The plan terminates on the earlier of: (i) September 30, 2025, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
On July 2, 2024, Yat Tung (Job) Lam, our Chief Operating Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan ("the Plan"), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 120,000 of our ordinary shares held directly by Mr. Lam may be sold between November 12, 2024 and October 30, 2025, (ii) 720,000 of our ordinary shares held by Chung (BVI) Co Ltd may be sold between November 12, 2024 and October 30, 2025, (iii) 270,000 of our ordinary shares held by Zhan (BVI) Co Ltd may be sold between February 18, 2025 and October 30, 2025 and (iv) 60,000 of our ordinary shares held by the Evelyn Job and April Foundation may be sold between November 12, 2024 and October 30, 2025. The Plan terminates on the earlier of: (i) October 30, 2025, (ii) the first date on which all trades set forth in the Plan have been executed or (iii) such date as the Plan is otherwise terminated according to its terms. Mr. Lam and his spouse share voting and investment power over the shares held by each of Zhan (BVI) Co Ltd, Chung (BVI) Co Ltd and the Evelyn Job and April Foundation, which is a tax-exempt 501(c)(3) charitable institution.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: September 5, 2024	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: September 5, 2024	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer