Form 10-Q
period 2024-11-02
Credo Technology Group Holding Ltd
filed 2024-12-03
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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

The registrant had 167,239,070 ordinary shares outstanding as of November 25, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	November 2, 2024	April 27, 2024
Assets
Current assets:
Cash and cash equivalents	$239,237	$66,942
Short-term investments	143,716	343,061
Accounts receivable	81,776	59,662
Inventories	36,313	25,907
Contract assets	19,977	21,562
Prepaid expenses and other current assets	17,233	13,131
Total current assets	538,252	530,265
Property and equipment, net	68,226	43,665
Right of use assets	15,190	13,077
Other non-current assets	16,883	14,925
Total assets	$638,551	$601,932
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,026	$13,417
Accrued compensation and benefits	9,182	9,000
Accrued expenses and other current liabilities	25,390	18,301
Deferred revenue	2,047	3,902
Total current liabilities	49,645	44,620
Non-current operating lease liabilities	12,945	11,133
Other non-current liabilities	8,054	5,981
Total liabilities	70,644	61,734
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 167,157 and 164,305 shares issued and outstanding at November 2, 2024 and April 27, 2024, respectively	8	8
Additional paid in capital	717,319	676,054
Accumulated other comprehensive loss	(310)	(519)
Accumulated deficit	(149,110)	(135,345)
Total shareholders' equity	567,907	540,198
Total liabilities and shareholders' equity	$638,551	$601,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue:
Product sales	$64,443	$34,247	$118,282	$64,275
Product engineering services	4,632	2,434	8,118	4,727
IP license	2,959	7,354	5,348	10,128
Total revenue	72,034	44,035	131,748	79,130
Cost of revenue:
Cost of product sales revenue	25,883	17,346	47,767	31,214
Cost of product engineering services revenue	571	171	1,023	464
Cost of IP license revenue	68	401	163	545
Total cost of revenue	26,522	17,918	48,953	32,223
Gross profit	45,512	26,117	82,795	46,907
Operating expenses:
Research and development	31,742	21,736	62,151	44,374
Selling, general and administrative	22,177	13,256	43,502	25,799
Total operating expenses	53,919	34,992	105,653	70,173
Operating loss	(8,407)	(8,875)	(22,858)	(23,266)
Other income, net	4,474	2,702	10,007	4,859
Loss before income taxes	(3,933)	(6,173)	(12,851)	(18,407)
Provision (benefit) for income taxes	292	450	914	(87)
Net loss	$(4,225)	$(6,623)	$(13,765)	$(18,320)
Net loss per share:
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Weighted-average shares:
Basic and diluted	166,487	150,232	165,789	149,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net loss	$(4,225)	$(6,623)	$(13,765)	$(18,320)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	65	(223)	209	(385)
Total comprehensive loss	$(4,160)	$(6,846)	$(13,556)	$(18,705)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 27, 2024	164,305	8	676,054	(519)	(135,345)	540,198
Ordinary shares issued under equity incentive plans	1,697	—	3,513	—	—	3,513
Tax withheld related to RSU settlement	(37)	—	(1,071)	—	—	(1,071)
Share-based compensation	—	—	16,640	—	—	16,640
Warrant contra revenue	—	—	3,218	—	—	3,218
Total comprehensive loss	—	—	—	144	(9,540)	(9,396)
Balances at August 3, 2024	165,965	8	698,354	(375)	(144,885)	553,102
Ordinary shares issued under equity incentive plans	1,228	—	871	—	—	871
Tax withheld related to RSU settlement	(36)	—	(1,179)	—	—	(1,179)
Share-based compensation	—	—	16,663	—	—	16,663
Warrant contra revenue	—	—	2,610	—	—	2,610
Total comprehensive loss	—	—	—	65	(4,225)	(4,160)
Balances at November 2, 2024	167,157	8	717,319	$(310)	$(149,110)	567,907

Balances at April 29, 2023	148,651	7	454,795	(191)	(106,976)	347,635
Ordinary shares issued under equity incentive plans	1,214	—	3,440	—	—	3,440
Tax withheld related to RSU settlement	(11)	—	(180)	—	—	(180)
Share-based compensation	—	—	7,968	—	—	7,968
Warrant contra revenue	—	—	436	—	—	436
Total comprehensive loss	—	—	—	(162)	(11,697)	(11,859)
Balances at July 29, 2023	149,854	$7	$466,459	$(353)	$(118,673)	$347,440
Ordinary shares issued under equity incentive plans	703	1	637	—	—	638
Tax withheld related to RSU settlement	(11)	—	(182)	—	—	(182)
Share-based compensation	—	—	8,144	—	—	8,144
Warrant contra revenue	—	—	354	—	—	354
Total comprehensive loss	—	—	—	(223)	(6,623)	(6,846)
Balances at October 28, 2023	150,546	$8	$475,412	$(576)	$(125,296)	$349,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net loss	$(13,765)	$(18,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,218	6,648
Share-based compensation	33,303	16,112
Warrant contra revenue	5,828	790
Write-downs for excess and obsolete inventory	2,205	710
Changes in operating assets and liabilities:
Accounts receivable	(22,114)	16,818
Inventories	(12,611)	9,552
Contract assets	1,585	(2,597)
Prepaid and other current assets	(4,102)	(1,866)
Other non-current assets	1,216	(4,606)
Accounts payable	(1,429)	5,561
Accrued expenses, compensation and other liabilities	5,682	110
Deferred revenue	(1,967)	704
Net cash provided by operating activities	3,049	29,616
Cash flows from investing activities:
Purchases of property and equipment	(27,811)	(7,357)
Maturities of short-term investments	313,061	109,228
Purchases of short-term investments	(113,716)	(111,526)
Net cash provided by (used in) investing activities	171,534	(9,655)
Cash flows from financing activities:
Payments on technology license obligations	(4,556)	(3,052)
Proceeds from employee share incentive plans	4,384	4,078
Tax withheld related to RSU settlement	(2,250)	(362)
Net cash provided by financing activities	(2,422)	664
Effect of exchange rate changes on cash	134	(222)
Net increase in cash and cash equivalents	172,295	20,403
Cash and cash equivalents at beginning of the period	66,942	108,583
Cash and cash equivalents at end of the period	$239,237	$128,986
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$7,966	$9,784
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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending May 3, 2025 (fiscal year 2025) is a 53-week fiscal year. The first quarter of fiscal year 2025 ended on August 3, 2024, the second quarter ended on November 2, 2024, and the third quarter ends on February 1, 2025.
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
Recent Accounting Pronouncements Not Yet Adopted

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures, which requires disclosure of, in interim and annual reporting periods, additional information about certain expenses in the financial statements. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	November 2, 2024	April 27, 2024
Customer A	56%	53%
Customer B	12%	*
Customer C	*	23%

	Three Months Ended		Six Months Ended
Revenue	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Customer A	40%	29%	47%	34%
Customer B	14%	*	10%	*
Customer D	*	15%	*	15%
* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Hong Kong	$30,086	$18,612	$59,358	$20,491
United States	21,856	7,837	32,655	14,252
Mainland China	13,524	5,425	23,273	21,617
Rest of World	6,568	12,161	16,462	22,770
	$72,034	$44,035	$131,748	$79,130
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of November 2, 2024 and April 27, 2024.
During the six months ended November 2, 2024, the Company recognized $2.6 million of revenue that was included in the deferred revenue balance as of April 27, 2024. During the six months ended October 28, 2023, the Company recognized $2.6 million of revenue that was included in the deferred revenue balance as of April 29, 2023.
During the six months ended November 2, 2024, the decrease in contract assets of $2.3 million was primarily driven by billings for certain milestones that had been met.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $4.4 million and the satisfied but unrecognized performance obligation was approximately $1.1 million as of November 2, 2024 which the Company expects to recognize over the next 12 months. The Company applied a performance constraint on the satisfied but unrecognized performance obligation due to uncertainty around the collectability of milestone payments.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080 thousand of the Company’s ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 40 thousand of the shares issuable upon exercise of the Customer Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 2,080 thousand and 1,080 thousand of the shares issuable upon exercise of the Customer Warrant were vested as of November 2, 2024 and April 27, 2024, respectively.
Using a grant date fair value of $4.65, the Company recognized $2.6 million and $5.8 million for the three and six months ended November 2, 2024, respectively, and $0.4 million and $0.8 million for the three and six months ended October 28, 2023, respectively, as contra revenue within product sales revenue on the condensed consolidated statements of operations.
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
The following tables present the fair value of the financial instruments measured on a recurring basis as of November 2, 2024 and April 27, 2024 (in thousands).

	November 2, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$223,811	$—	$—	$223,811
Certificates of deposit	—	5,728	—	5,728
Short-term investments:
Certificates of deposit	—	143,716	—	143,716
Total cash equivalents and short-term investments	$223,811	$149,444	$—	$373,255

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,175	$—	$—	$57,175
Short-term investments:
Certificates of deposit	—	343,061	—	343,061
Total cash equivalents and short-term investments	$57,175	$343,061	$—	$400,236
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of November 2, 2024 and April 27, 2024, there were no unrealized losses or gains associated with the Company’s financial instruments.
Interest income recognized for the three and six months ended November 2, 2024 was $4.8 million and $10.6 million, respectively. Interest income recognized for the three and six months ended October 28, 2023 was $2.9 million and $5.5 million, respectively.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	November 2, 2024	April 27, 2024
Raw materials	$9,853	$9,415
Work in process	12,307	7,470
Finished goods	14,153	9,022
	$36,313	$25,907

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	November 2, 2024	April 27, 2024
Production equipment	$32,838	$27,608
Computer equipment and software	26,937	18,271
Laboratory equipment	22,950	19,840
Leasehold improvements	2,744	2,525
Others	621	534
Construction in progress	20,054	3,616
	106,144	72,394
Less: Accumulated depreciation and amortization	(37,918)	(28,729)
	$68,226	$43,665
Depreciation and amortization expense was $5.0 million and $9.2 million for the three and six months ended November 2, 2024, respectively and $3.7 million and $6.6 million for the three and six months ended October 28, 2023, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	November 2, 2024	April 27, 2024
Accrued expenses	$16,577	$9,610
Current payables relating to purchases of property and equipment	5,768	5,950
Current portion of operating lease liabilities	3,045	2,741
	$25,390	$18,301
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	November 2, 2024	April 27, 2024
Non-current payables relating to purchases of property and equipment	$7,126	$4,950
Other non-current liabilities	928	1,031
	$8,054	$5,981
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of November 2, 2024 are as follows (in thousands):

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
Remainder of 2025	$42,654	$4,280	46,934
2026	6,334	8,892	15,226
2027	7,210	7,805	15,015
2028	5,465	350	5,815
2029	—	350	350
Total unconditional purchase commitments	$61,663	$21,677	$83,340
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of November 2, 2024, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $39.8 million. Such purchase commitments are included in the preceding table.
The Company has a manufacturing supply capacity reservation agreement with an assembly subcontractor as of November 2, 2024. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. In the fiscal quarter ended November 2, 2024, the agreement was amended to change the purchase commitment measurement from a dollar amount to a quantity amount throughout the remaining periods. The Company estimated a dollar cost per unit using actual billings from the assembly subcontractor for the most recent calendar quarter and calculating a weighted-average cost per unit. Based on this calculation, the Company currently estimates that it has made purchase level commitments of at least $21.9 million for the remainder of fiscal year 2025 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $8.6 million of which $1.3 million was recorded in prepaid expenses and other current assets and $7.3 million was recorded in other non-current assets on the unaudited condensed consolidated balance sheet.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of November 2, 2024 and April 27, 2024.
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
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease expenses	$1,021	$909	$2,037	$1,830
Cash paid for amounts included in the measurement of operating lease liabilities	$961	$857	$1,916	$1,693
Right-of-use assets obtained in exchange for lease obligation	$—	$—	$3,531	$—
The aggregate future lease payments for operating leases as of November 2, 2024 are as follows (in thousands):

Fiscal Year	Operating Leases
2025	$2,063
2026	3,638
2027	3,072
2028	3,072
2029	3,164
Thereafter	3,910
Total lease payments	18,919
Less: Interest	2,929
Present value of lease liabilities	$15,990
In addition to the table above, the Company entered into a new office space lease arrangement, as of November 2, 2024, for a total of $1.1 million over a five year lease term, for which the lease commencement date has not started.
As of November 2, 2024, the weighted-average remaining lease term for the Company's operating leases was 5.5 years and the weighted-average discount rate used to determine the present value of the Company's operating leases was 6.3%.

9. Share Incentive Plan
Restricted Stock Unit (RSU) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to RSU activity during the six months ended November 2, 2024 is as follows:

	RSUs Outstanding
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of April 27, 2024	10,139	$16.11	1.52	$188.2
Granted	777	$32.49
Vested	(1,481)	$12.93
Canceled/ forfeited	(540)	$20.31
Balances and expected to vest as of November 2, 2024	8,895	$17.87	1.25	$359.6
Share Option Awards
A summary of information related to share option activity during the six months ended November 2, 2024 is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of April 27, 2024	6,421	$1.97	5.30	$106.5
Options vested and exercised	(1,279)	$1.80
Options canceled/ forfeited	(13)	$4.58
Balance and expected to vest as of November 2, 2024	5,129	$2.01	4.89	$197.1
Exercisable as of November 2, 2024	5,129	$2.01	4.89	$197.1
Employee Stock Purchase Plan (ESPP)
The Company issued 139 thousand shares during the six months ended November 2, 2024 and 205 thousand shares during the six months ended October 28, 2023, under the ESPP.
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three months ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cost of revenue	$331	$250	$612	$439
Research and development	8,392	4,664	17,562	9,396
Selling, general and administrative	7,940	3,230	15,129	6,277
	$16,663	$8,144	$33,303	$16,112
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Provision (benefit) for income taxes for the three and six months ended November 2, 2024 and October 28, 2023 was as follows (in thousands except percentages):

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
Provision (benefit) for income taxes	292	450	(35.1)%	$914	$(87)	(1,050.5)%
Effective tax rate	(7)%	(7)%		(7)%	4%
The Company’s effective tax rate for the three months ended November 2, 2024 remains consistent with the same period in the prior fiscal year.
The Company’s effective tax rate for the six months ended November 2, 2024 differs from the same period in the prior fiscal year primarily due to the tax benefit of share-based compensation expense being offset by a full valuation allowance on deferred tax assets in the U.S. entity in fiscal year 2025.
During the three and six months ended November 2, 2024, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
11. Net Loss Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net loss per share for the three and six months ended November 2, 2024 and October 28, 2023, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net loss	$(4,225)	$(6,623)	$(13,765)	$(18,320)

Denominator:
Weighted-average shares - basic and diluted	166,487	150,232	165,789	149,755

Net loss per share:
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Potential dilutive securities include dilutive ordinary shares from the Customer Warrant, share-based awards attributable to the assumed exercise of share options and vesting of RSUs and ESPP shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three and six months ended November 2, 2024 and October 28, 2023:

	Three and Six Months Ended
	November 2, 2024	October 28, 2023
Share-based compensation awards	14,038	15,538
Customer Warrant	4,080	4,080
	18,118	19,618

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
During the three and six months ended November 2, 2024, we generated $72.0 million and $131.7 million in total revenue, respectively, and during the three and six months ended October 28, 2023, we generated $44.0 million and $79.1 million in total revenue, respectively. Product sales and product engineering services revenue comprised 95.9% of our total revenue in both the three and six months ended November 2, 2024 and 83.3% and 87.2% in the three and six months ended October 28, 2023, respectively, and IP license revenue represented 4.1% of our total revenue in both the three and six months ended November 2, 2024 and 16.7% and 12.8% in the three and six months ended October 28, 2023, respectively. During the three and six months ended November 2, 2024, we generated $4.2 million and $13.8 million in net losses, respectively, and during the three and six months ended October 28, 2023, we generated $6.6 million and $18.3 million in net losses, respectively.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.

We sell our products to hyperscalers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers, as well as to companies in the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments. A relatively small number of customers have historically accounted for and continue to account for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure, and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of total revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Three Months Ended		Six Months Ended
Revenue	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Customer E	33%	*	42%	*
Customer B	14%	*	10%	*
Customer F	11%	29%	11%	34%
Customer D	*	15%	*	15%
Customer G	*	11%	*	*
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

Results of Operations
Three and Six Months Ended November 2, 2024 and October 28, 2023
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue:
Product sales	89.5%	77.8%	89.8%	81.2%
Product engineering services	6.4%	5.5%	6.2%	6.0%
IP license	4.1%	16.7%	4.1%	12.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	35.9%	39.4%	36.3%	39.4%
Cost of product engineering services revenue	0.8%	0.4%	0.8%	0.6%
Cost of IP license revenue	0.1%	0.9%	0.1%	0.7%
Total cost of revenue	36.8%	40.7%	37.2%	40.7%
Gross margin	63.2%	59.3%	62.8%	59.3%
Operating expenses:
Research and development	44.1%	49.4%	47.2%	56.1%
Selling, general and administrative	30.8%	30.1%	33.0%	32.6%
Total operating expenses	74.9%	79.5%	80.2%	88.7%
Operating loss	(11.7)%	(20.2)%	(17.3)%	(29.4)%
Other income, net	6.2%	6.1%	7.6%	6.1%
Loss before income taxes	(5.5)%	(14.1)%	(9.8)%	(23.3)%
Benefit for income taxes	0.4%	1.0%	0.7%	(0.1)%
Net income (loss)	(5.9)%	(15.0)%	(10.4)%	(23.2)%

Comparison of Three and Six Months Ended November 2, 2024 and October 28, 2023
Revenue

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Product sales	$64,443	$34,247	88.2%	$118,282	$64,275	84.0%
Product engineering services	4,632	2,434	90.3%	8,118	4,727	71.7%
IP license	2,959	7,354	(59.8)%	5,348	10,128	(47.2)%
Total revenue	$72,034	$44,035	63.6%	$131,748	$79,130	66.5%
Total revenue for the three months ended November 2, 2024 increased by $28.0 million, compared to the same period in fiscal year 2024, primarily due to an increase in product sales revenue of $30.2 million and product engineering services revenue of $2.2 million. This was offset by a decrease in IP license revenue of $4.4 million.
The increase in product sales revenue for the three months ended November 2, 2024, compared to the same period in fiscal year 2024, was primarily due to a significant increase in the volume of unit shipments of AEC and Optical products which contributed over 95% of the increase in product sales revenue, compared to the same period in fiscal year 2024. The sales increase was primarily driven by new design wins and increased diversification of our customer base across the product lines.

The increase in product engineering services revenue for the three months ended November 2, 2024, compared to the same period in fiscal year 2024, was primarily due to an increase in engineering time of 156% spent in our product engineering services arrangements.
The decrease in IP license revenue for the three months ended November 2, 2024, compared to the same period in fiscal year 2024, was primarily due to fewer contracts entered into in the period as compared to the same period in fiscal 2024.
Total revenue for the six months ended November 2, 2024 increased by $28.0 million, compared to the same period in fiscal year 2024, primarily due to an increase in product sales revenue of $30.2 million and product engineering services revenue of $2.2 million. This was offset by a decrease in IP license revenue of $4.4 million.
The increase in product sales revenue for the six months ended November 2, 2024, compared to the same period in fiscal year 2024, was primarily due to a significant increase in the volume of unit shipments of AEC and Optical products which contributed over 95% of the increase in product sales revenue. The sales increase was primarily driven by new design wins and increased diversification of our customer base across the product lines.
The increase in product engineering services revenue for the six months ended November 2, 2024, compared to the same period in fiscal year 2024, was primarily due to an increase in engineering time of 134% spent in our product engineering services arrangements.
The decrease in IP license revenue for the six months ended November 2, 2024, compared to the same period in fiscal year 2024, was primarily due to fewer contracts entered into in the period as compared to the same period in fiscal year 2024.
Cost of Revenue

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of product sales revenue	$25,883	$17,346	49%	$47,767	$31,214	53.0%
Cost of product engineering services revenue	571	171	234%	1,023	464	120.5%
Cost of IP license revenue	68	401	(83)%	163	545	(70.1)%
Total cost of revenue	$26,522	$17,918	48%	$48,953	$32,223	51.9%
Cost of revenue for the three months ended November 2, 2024 increased by $8.6 million compared to the same period in fiscal year 2024, primarily due to an increase in cost of product sales revenue of $8.5 million. The increase was primarily due to the increased shipments of AEC products noted above.
Cost of revenue for the six months ended November 2, 2024 increased by $16.7 million compared to the same period in fiscal year 2024, primarily due to an increase in cost of product sales revenue of $16.6 million. The increase was primarily due to the increased shipments of AEC products noted above.
Gross Profit and Gross Margin

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross profit	$45,512	$26,117	74.3%	$82,795	$46,907	76.5%
Gross margin	63.2%	59.3%		62.8%	59.3%
Gross margin in the three months ended November 2, 2024 increased by 3.9 percentage points compared to the same period in fiscal year 2024, primarily driven by the improved economies of scale in our product sales. Our product sales gross margin increased by 10.5 percentage points for the three months ended November 2, 2024, compared to the same period in the prior year, driven primarily by the increased shipments of higher gross margin AEC products, partially offset by a $2.0 million increase of write-downs for excess and obsolete inventory.

Gross margin in the six months ended November 2, 2024 increased by 3.6 percentage points compared to the same period in fiscal year 20244, primarily driven by the improved economies of scale in our product sales. Our product sales gross margin increased by 8.2 percentage points for the six months ended November 2, 2024, compared to the same period in the prior fiscal year, driven primarily by the increase shipments of higher gross margin AEC products, partially offset by a $1.5 million increase of write-downs for excess and obsolete inventory.
Research and Development

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$31,742	$21,736	46.0%	$62,151	$44,374	40.1%
% of total revenue	44.1%	49.4%		47.2%	56.1%
Research and development expense for the three months ended November 2, 2024 increased by $10.0 million compared to the same period in fiscal year 2024. The increase was due primarily to a $3.7 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $2.6 million increase in personnel costs as a result of new hires for product development, a $2.3 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development, and a $1.0 million increase in depreciation expense associated with increase in R&D equipment.
Research and development expense for the six months ended November 2, 2024 increased by $17.8 million compared to the same period in fiscal year 2023. The increase was due primarily to an $8.2 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $5.7 million increase in personnel costs as a result of new hires for product development, a $1.8 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $1.7 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in research and development activities.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative	$22,177	$13,256	67.3%	$43,502	$25,799	68.6%
% of total revenue	30.8%	30.1%		33.0%	32.6%
Selling, general and administrative expense for the three months ended November 2, 2024 increased by $8.9 million compared to the same period in fiscal year 2024. The increase was primarily due to a $4.7 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, $2.0 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $0.7 million increase in external consultation fees relating to general and administrative expenses, and a $0.5 million increase in logistic expenses related to selling activities.
Selling, general and administrative expense for the six months ended November 2, 2024 increased by $17.7 million compared to the same period in fiscal year 2023. The increase was primarily due to an $8.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $4.0 million increase in personnel expenses from new hires, a $2.8 million increase in external consultation fees relating to general and administrative expenses, and a $0.5 million increase in logistic expenses related to selling activities.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Provision (Benefit) for income taxes	$292	$450	(35.1)%	$914	$(87)	(1,150.6)%
% of total revenue	0.4%	1.0%		0.7%	(0.1)%
Provision for income taxes for the three months ended November 2, 2024 remained consistent, decreasing by $0.2 million, compared to the same period in fiscal year 2024.
Provision for income taxes for the six months ended November 2, 2024 increased by $1.0 million, compared to the same period in fiscal year 2024. The fluctuation was primarily due to the tax benefit of share-based compensation expense being offset by a full valuation allowance on deferred tax assets in the U.S. entity in fiscal year 2025.

Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing product and IP engineering services, and conducting research and development of our products and technology. As of November 2, 2024 and April 27, 2024, we had $239.2 million and $66.9 million in cash and cash equivalents, respectively, and working capital of $488.6 million and $485.6 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
	November 2, 2024	October 28, 2023
	(in thousands)
Net cash provided by operating activities	$3,049	$29,616
Net cash provided by (used in) investing activities	$171,534	$(9,655)
Net cash provided by (used in) financing activities	$(2,422)	$664
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $3.0 million for the six months ended November 2, 2024. The cash inflows from operating activities for the six months ended November 2, 2024 were primarily due to $50.6 million of non-cash items, partially offset by $33.7 million of cash outflows for working capital purposes and $13.8 million in net loss. The cash outflows from working capital for the six months ended November 2, 2024 were primarily driven by (a) an increase in accounts receivable of $22.1 million primarily due to large billings from customers not due yet in the six months ended November 2, 2024; (b) an increase in inventory of $12.6 million to support unfulfilled backlog and related new product ramps; and (c) a decrease in deferred revenue of $2.0 million due to the satisfaction of performance obligations over the passage of time.
Net cash provided by operating activities was $29.6 million for the six months ended October 28, 2023. The cash inflows from operating activities for the six months ended October 28, 2023 were primarily due to $23.7 million of cash inflows for working capital purposes and $24.3 million of non-cash items, partially offset by $18.3 million in net loss.

The cash inflows from working capital for the six months ended October 28, 2023 were primarily driven by (a) an decrease in accounts receivable of $16.8 million primarily due to collection of large customer invoices in the fiscal quarter ended October 28, 2023; (b) an decrease in inventory of $9.6 million primarily driven by tightened production management and increased product sales compared to the fiscal quarter ended April 29, 2023; (c) an increase in accounts payable of $5.6 million due to amounts payable relating to increased research and development spending. These cash inflows were offset by cash outflows relating to an increase in other non-current assets of $4.6 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities of $171.5 million in the six months ended November 2, 2024 was primarily attributable to maturities of certificates of deposit for $313.1 million, offset by purchases of the same for $113.7 million and purchases of property and equipment of $27.8 million. Purchases of property and equipment primarily related to mask set costs capitalized relating to the Company’s products already introduced or to be introduced, and third-party IP licenses and computer equipment and software used for research and development purposes.
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
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities of $2.4 million for the six months ended November 2, 2024 was primarily attributable to $4.6 million in payments for long-term technology license obligations and $2.3 million tax withheld related to RSU settlement, offset by $4.4 million in proceeds from exercises of employee share options.
Net cash provided by financing activities of $0.7 million for the six months ended October 28, 2023 was solely attributable to $3.7 million in proceeds from exercises of employee share options and issuances of shares under the ESPP offset by $3.1 million in payments for long-term technology license obligations.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and six months ended November 2, 2024, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. During the three and six months ended November 2, 2024, there were no material changes or developments that would materially alter the market risk assessment performed as of April 27, 2024.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended November 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On September 6, 2024, Chi Fung (Lawrence) Cheng, our Chief Technology Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan ("the Plan"), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 2,000,000 of our ordinary shares held by the Cheng Huang Family Trust U/T/A DTD 12/22/2003 may be sold between January 2, 2025 and December 31, 2025. The Plan terminates on the earlier of: (i) December 31, 2025, (ii) the first date on which all trades set forth in the Plan have been executed or (iii) such date as the Plan is otherwise terminated according to its terms. Mr. Cheng and his spouse are co-trustees and hold shared voting and dispositive power over the shares held by the Cheng Huang Family Trust U/T/A DTD 12/22/2003.
Adoption of Executive Change in Control Severance Plan
Effective on December 3, 2024, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the adoption of an Executive Change in Control Severance Plan (the “CIC Severance Plan”) under which the Company’s executive officers (including its named executive officers) and certain additional key employees designated by the Committee (collectively, the “Participants”) will be eligible to receive severance payments and benefits in the event of a qualifying termination of their employment in connection with a change in control of the Company.
Under the CIC Severance Plan, in the event of a termination of a Participant’s employment by the Company for any reason other than “cause”, death or “disability”, or by the Participant with “good reason” (each as defined in the CIC Severance Plan), in each case during the period beginning three months prior to and ending 12 months following a “change in control” (as defined in the CIC Severance Plan), the Participant will be eligible to receive the following severance payments and benefits: (i) a lump sum cash severance payment in an amount equal to (x) the Participant’s severance multiplier designated in their individual participation agreement multiplied by (y) the sum of the Participant’s then-current (A) base salary plus (B) target annual bonus; (ii) accelerated vesting of all equity awards that are outstanding and unvested as of the termination date (with any awards subject to performance-based vesting conditions deemed achieved at target levels); (iii) if the Participant timely elects healthcare continuation coverage under COBRA, a lump sum payment in an amount equal to (x) the Participant’s COBRA period designated in their individual participation agreement multiplied by (y) the monthly Company cost of the Participant’s COBRA premiums; and (iv) payment of any earned but unpaid bonus in respect of the most recent bonus performance period ending prior to the termination date. The severance multipliers and COBRA periods for the Company’s current named executive officers eligible to participate in the CIC Severance Plan are as follows: (i) Bill Brennan: 1.5 times, 18 months; (ii) Daniel Fleming: 1.0 times, 12 months; (iii) Yat Tung (Job) Lam: 1.0 times, 12 months; (iv) Chi Fung (Lawrence) Cheng: 1.0 times, 12 months; and (v) James Laufman: 1.0 times, 12 months.
The severance payments and benefits described above under the CIC Severance Plan are subject to the Participant’s execution and non-revocation of a general waiver and release of claims and continued compliance with the terms of any applicable restrictive covenant obligations to the Company and its subsidiaries and affiliates.

The foregoing description of the CIC Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such plan attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1	**	Executive Change in Control Severance Plan					X
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: December 3, 2024	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: December 3, 2024	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer