Form 10-Q
period 2025-02-01
Credo Technology Group Holding Ltd
filed 2025-03-10
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2025
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

The registrant had 169,801,216 ordinary shares outstanding as of February 25, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	February 1, 2025	April 27, 2024
Assets
Current assets:
Cash and cash equivalents	$299,208	$66,942
Short-term investments	80,000	343,061
Accounts receivable	157,133	59,662
Inventories	53,231	25,907
Contract assets	13,585	21,562
Prepaid expenses and other current assets	15,993	13,131
Total current assets	619,150	530,265
Property and equipment, net	67,805	43,665
Right of use assets	15,346	13,077
Other non-current assets	17,615	14,925
Total assets	$719,916	$601,932
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$36,805	$13,417
Accrued compensation and benefits	9,236	9,000
Accrued expenses and other current liabilities	33,301	18,301
Deferred revenue	1,391	3,902
Total current liabilities	80,733	44,620
Non-current operating lease liabilities	12,956	11,133
Other non-current liabilities	8,001	5,981
Total liabilities	101,690	61,734
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 169,699 and 164,305 shares issued and outstanding at February 1, 2025 and April 27, 2024, respectively	8	8
Additional paid in capital	738,371	676,054
Accumulated other comprehensive loss	(403)	(519)
Accumulated deficit	(119,750)	(135,345)
Total shareholders' equity	618,226	540,198
Total liabilities and shareholders' equity	$719,916	$601,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Revenue:
Product sales	$129,371	$39,975	$247,653	$104,250
Product engineering services	2,667	11,830	10,785	16,557
IP license	2,964	1,253	8,312	11,381
Total revenue	135,002	53,058	266,750	132,188
Cost of revenue:
Cost of product sales revenue	48,835	18,912	96,602	50,126
Cost of product engineering services revenue	233	1,471	1,256	1,935
Cost of IP license revenue	8	117	171	662
Total cost of revenue	49,076	20,500	98,029	52,723
Gross profit	85,926	32,558	168,721	79,465
Operating expenses:
Research and development	36,261	24,236	98,412	68,610
Selling, general and administrative	23,471	14,233	66,973	40,032
Total operating expenses	59,732	38,469	165,385	108,642
Operating income (loss)	26,194	(5,911)	3,336	(29,177)
Other income, net	3,918	4,291	13,925	9,150
Income (loss) before income taxes	30,112	(1,620)	17,261	(20,027)
Provision (benefit) for income taxes	752	(2,048)	1,666	(2,135)
Net income (loss)	$29,360	$428	$15,595	$(17,892)
Net income (loss) per share:
Basic	$0.17	$—	$0.09	$(0.12)
Diluted	$0.16	$—	$0.09	$(0.12)
Weighted-average shares:
Basic	168,167	157,155	166,562	152,063
Diluted	182,464	167,160	180,495	152,063
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Net income (loss)	$29,360	$428	$15,595	$(17,892)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(93)	241	116	(144)
Total comprehensive income (loss)	$29,267	$669	$15,711	$(18,036)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 27, 2024	164,305	$8	676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under equity incentive plans	1,697	—	3,513	—	—	3,513
Tax withheld related to RSU settlement	(37)	—	(1,071)	—	—	(1,071)
Share-based compensation	—	—	16,640	—	—	16,640
Warrant contra revenue	—	—	3,218	—	—	3,218
Total comprehensive loss	—	—	—	144	(9,540)	(9,396)
Balances at August 3, 2024	165,965	$8	$698,354	$(375)	$(144,885)	553,102
Ordinary shares issued under equity incentive plans	1,228	—	871	—	—	871
Tax withheld related to RSU settlement	(36)	—	(1,179)	—	—	(1,179)
Share-based compensation	—	—	16,663	—	—	16,663
Warrant contra revenue	—	—	2,610	—	—	2,610
Total comprehensive loss	—	—	—	65	(4,225)	(4,160)
Balances at November 2, 2024	167,157	$8	717,319	$(310)	$(149,110)	567,907
Ordinary shares issued under equity incentive plans	2,618	—	2,413	—	—	2,413
Tax withheld related to RSU settlement	(76)	—	(4,909)	—	—	(4,909)
Share-based compensation	—	—	16,190	—	—	16,190
Warrant contra revenue	—	—	7,358	—	—	7,358
Total comprehensive income	—	—	—	(93)	29,360	29,267
Balances at February 1, 2025	169,699	$8	$738,371	$(403)	$(119,750)	$618,226

Balances at April 29, 2023	148,651	7	454,795	(191)	(106,976)	347,635
Ordinary shares issued under equity incentive plans	1,214	—	3,440	—	—	3,440
Tax withheld related to RSU settlement	(11)	—	(180)	—	—	(180)
Share-based compensation	—	—	7,968	—	—	7,968
Warrant contra revenue	—	—	436	—	—	436
Total comprehensive loss	—	—	—	(162)	(11,697)	(11,859)
Balances at July 29, 2023	149,854	$7	$466,459	$(353)	$(118,673)	$347,440
Ordinary shares issued under equity incentive plans	703	1	637	—	—	638
Tax withheld related to RSU settlement	(11)	—	(182)	—	—	(182)
Share-based compensation	—	—	8,144	—	—	8,144
Warrant contra revenue	—	—	354	—	—	354
Total comprehensive loss	—	—	—	(223)	(6,623)	(6,846)
Balances at October 28, 2023	150,546	$8	$475,412	$(576)	$(125,296)	$349,548
Issuance of ordinary share in connection with public offering, net of underwriter discounts and offering costs	10,440	—	173,415	—	—	173,415
Ordinary shares issued under employee share plan	2,138	—	1,955	—	—	1,955
Tax withheld related to RSU settlement	(56)	—	(985)	—	—	(985)
Share-based compensation	—	—	8,332	—	—	8,332
Warrant contra revenue	—	—	1,033	—	—	1,033
Total comprehensive income	—	—	—	241	428	669
Balances at January 27, 2024	163,068	$8	659,162	$(335)	$(124,868)	$533,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	February 1, 2025	January 27, 2024
Cash flows from operating activities:
Net income (loss)	$15,595	$(17,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,281	10,085
Share-based compensation	49,493	24,444
Warrant contra revenue	13,186	1,823
Write-downs for excess and obsolete inventory	4,353	667
Changes in operating assets and liabilities:
Accounts receivable	(97,471)	4,781
Inventories	(31,677)	13,849
Contract assets	7,977	(8,464)
Prepaid and other current assets	(2,862)	(2,721)
Other non-current assets	1,628	(7,398)
Accounts payable	22,343	5,281
Accrued expenses, compensation and other liabilities	13,025	3,540
Deferred revenue	(2,610)	585
Net cash provided by operating activities	7,261	28,580
Cash flows from investing activities:
Purchases of property and equipment	(32,406)	(12,457)
Maturities of short-term investments	376,777	169,754
Purchases of short-term investments	(113,716)	(373,587)
Net cash provided by (used in) investing activities	230,655	(216,290)
Cash flows from financing activities:
Proceeds from issuance of ordinary share in connection with public offering, net of underwriter discounts and offering costs	—	173,636
Payments on technology license obligations	(5,394)	(3,052)
Proceeds from employee share incentive plans	6,797	6,033
Tax withheld related to RSU settlement	(7,159)	(1,348)
Net cash provided by (used in) financing activities	(5,756)	175,269
Effect of exchange rate changes on cash	106	(69)
Net increase (decrease) in cash and cash equivalents	232,266	(12,510)
Cash and cash equivalents at beginning of the period	66,942	108,583
Cash and cash equivalents at end of the period	$299,208	$96,073
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$8,841	$8,767
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
The Company’s mission is to redefine high-speed connectivity by delivering breakthrough solutions that enable the next generation of AI-driven applications. The Company is committed to enabling faster, more reliable, more energy-efficient, and scalable solutions that support the ever-expanding demands of AI, cloud computing, and hyperscale networks. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G, 200G, 400G, 800G and emerging 1.6T markets. The Company’s products are based on its Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. The Company’s product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. The Company’s intellectual property (IP) solutions consist primarily of SerDes IP licensing.
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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending May 3, 2025 (fiscal year 2025) is a 53-week fiscal year. The first quarter of fiscal year 2025 ended on August 3, 2024, the second quarter ended on November 2, 2024, and the third quarter ended on February 1, 2025.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	February 1, 2025	April 27, 2024
Customer A	88%	53%
Customer B	*	23%

	Three Months Ended		Nine Months Ended
Revenue	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Customer A	84%	41%	66%	37%
Customer B	*	23%	*	15%
Customer C	*	11%	*	*
Customer D	*	*	*	12%
* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment and location of contracting entity, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Hong Kong	$93,337	$28,393	$152,695	$48,885
Mainland China	25,263	798	48,535	22,415
United States	7,626	15,436	40,281	29,688
Taiwan	1,080	3,482	2,255	13,730
Rest of World	7,696	4,949	22,984	17,470
	$135,002	$53,058	$266,750	$132,188
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of February 1, 2025 and April 27, 2024.
During the nine months ended February 1, 2025, the Company recognized $3.7 million of revenue that was included in the deferred revenue balance as of April 27, 2024.
During the nine months ended February 1, 2025, the decrease in contract assets of $8.7 million was primarily driven by billings for certain milestones that had been met.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $1.1 million and the satisfied but unrecognized performance obligation was approximately $1.1 million as of February 1, 2025 which the Company expects to recognize over the next 12 months. The Company applied a performance constraint on the satisfied but unrecognized performance obligation due to uncertainty around the collectability of milestone payments.
Customer Warrant
In fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4,080 thousand of the Company’s ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 40 thousand of the shares issuable upon exercise of the Customer Warrant vested immediately and the remainder of the shares issuable will vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to us, up to $201 million in aggregate payments. A total of 4,080 thousand and 1,080 thousand of the shares issuable upon exercise of the Customer Warrant were deemed vested as of February 1, 2025 and April 27, 2024, respectively.
Using a grant date fair value of $4.65, the Company recognized $7.4 million and $13.2 million for the three and nine months ended February 1, 2025, respectively, and $1.0 million and $1.8 million for the three and nine months ended January 27, 2024, respectively, as contra revenue within product sales revenue on the condensed consolidated statements of operations.
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
The following tables present the fair value of the financial instruments measured on a recurring basis as of February 1, 2025 and April 27, 2024 (in thousands).

	February 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$228,332	$—	$—	$228,332
Certificates of deposit	—	65,428	—	65,428
Short-term investments:
Certificates of deposit	—	80,000	—	80,000
Total cash equivalents and short-term investments	$228,332	$145,428	$—	$373,760

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,175	$—	$—	$57,175
Short-term investments:
Certificates of deposit	—	343,061	—	343,061
Total cash equivalents and short-term investments	$57,175	$343,061	$—	$400,236
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of February 1, 2025 and April 27, 2024, there were no unrealized losses or gains associated with the Company’s financial instruments.
Interest income recognized for the three and nine months ended February 1, 2025 was $4.2 million and $14.7 million, respectively. Interest income recognized for the three and nine months ended January 27, 2024 was $4.4 million and $9.9 million, respectively.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	February 1, 2025	April 27, 2024
Raw materials	$13,228	$9,415
Work in process	17,306	7,470
Finished goods	22,697	9,022
	$53,231	$25,907

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	February 1, 2025	April 27, 2024
Production equipment	$34,474	$27,608
Computer equipment and software	28,250	18,271
Laboratory equipment	24,028	19,840
Leasehold improvements	2,880	2,525
Others	616	534
Construction in progress	20,420	3,616
	110,668	72,394
Less: Accumulated depreciation and amortization	(42,863)	(28,729)
	$67,805	$43,665
Depreciation and amortization expense was $5.1 million and $14.3 million for the three and nine months ended February 1, 2025, respectively and $3.4 million and $10.1 million for the three and nine months ended January 27, 2024, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	February 1, 2025	April 27, 2024
Accrued expenses	$23,652	$9,610
Current payables relating to purchases of property and equipment	6,470	5,950
Current portion of operating lease liabilities	3,179	2,741
	$33,301	$18,301
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	February 1, 2025	April 27, 2024
Non-current payables relating to purchases of property and equipment	$7,064	$4,950
Other non-current liabilities	937	1,031
	$8,001	$5,981
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of February 1, 2025 are as follows (in thousands):

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
Remainder of 2025	$36,509	$4,080	40,589
2026	5,427	9,392	14,819
2027	6,177	8,035	14,212
2028	4,682	350	5,032
2029	—	350	350
Total unconditional purchase commitments	$52,795	$22,207	$75,002
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of February 1, 2025, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $35.2 million. Such purchase commitments are included in the preceding table.
The Company has a manufacturing supply capacity reservation agreement with an assembly subcontractor as of February 1, 2025. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. In the fiscal quarter ended November 2, 2024, the agreement was amended to change the purchase commitment measurement from a dollar amount to a quantity amount throughout the remaining periods. The Company estimated a dollar cost per unit using actual billings from the assembly subcontractor for the most recent calendar quarter and calculating a weighted-average cost per unit. Based on this calculation, the Company currently estimates that it has made purchase level commitments of at least $17.6 million for the remainder of fiscal year 2025 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $8.4 million of which $1.8 million was recorded in prepaid expenses and other current assets and $6.6 million was recorded in other non-current assets on the unaudited condensed consolidated balance sheet.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of February 1, 2025 and April 27, 2024.
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

8. Leases
The Company leases office space, in the United States and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and six years. Operating leases are included in right of use assets, accrued expenses and other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Operating lease expenses	$1,047	$983	$3,084	$2,814
Cash paid for amounts included in the measurement of operating lease liabilities	$946	$847	$2,862	$2,541
Right-of-use assets obtained in exchange for lease obligation	$947	$739	$4,478	$739
The aggregate future lease payments for operating leases as of February 1, 2025 are as follows (in thousands):

Fiscal Year	Operating Leases
2025	$1,159
2026	3,834
2027	3,289
2028	3,293
2029	3,394
Thereafter	4,009
Total lease payments	18,978
Less: Interest	2,842
Present value of lease liabilities	$16,136
As of February 1, 2025, the weighted-average remaining lease term for the Company's operating leases was 5.3 years and the weighted-average discount rate used to determine the present value of the Company's operating leases was 6.3%.

9. Share Incentive Plan
Restricted Stock Unit (RSU) Awards
A summary of information related to RSU activity during the nine months ended February 1, 2025 is as follows:

	RSUs Outstanding
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of April 27, 2024	10,139	$16.11	1.52	$188.2
Granted	1,028	$41.11
Vested	(3,091)	$15.57
Canceled/ forfeited	(543)	$20.28
Balance and expected to vest as of February 1, 2025	7,533	$19.47	1.26	$527.5

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Share Option Awards
A summary of information related to share option activity during the nine months ended February 1, 2025 is as follows:

	Options Outstanding
	Outstanding Share Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of April 27, 2024	6,421	$1.97	5.30	$106.5
Options vested and exercised	(2,230)	$1.65
Options canceled/ forfeited	(13)	$4.58
Balance exercisable and expected to vest as of February 1, 2025	4,178	$2.14	4.94	$283.6
Employee Stock Purchase Plan (ESPP)
The Company issued 56 thousand and 195 thousand shares during the three and nine months ended February 1, 2025, respectively, and 76 thousand and 281 thousand shares during the three and nine months ended January 27, 2024, respectively, under the ESPP.
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three months ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Cost of revenue	$226	$458	$838	$897
Research and development	8,511	4,697	26,073	14,093
Selling, general and administrative	7,453	3,177	22,582	9,454
	$16,190	$8,332	$49,493	$24,444
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
Provision (benefit) for income taxes for the three and nine months ended February 1, 2025 and January 27, 2024 was as follows (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
Provision (benefit) for income taxes	$752	$(2,048)	(136.7)%	$1,666	$(2,135)	(178.0)%
Effective tax rate	2.5%	126.4%		9.7%	10.7%
The Company’s effective tax rate for the three and nine months ended February 1, 2025 differed from the same period in the prior fiscal year primarily due to the tax benefit of share-based compensation expense being offset by a full valuation allowance on deferred tax assets in the U.S. entity in fiscal year 2025.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended February 1, 2025, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
11. Net Income (Loss) Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net income (loss) per share for the three and nine months ended February 1, 2025 and January 27, 2024, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Numerator:
Net income (loss)	$29,360	$428	$15,595	$(17,892)

Denominator:
Weighted-average shares - basic	168,167	157,155	166,562	152,063
Effect of dilutive shares
Share-based compensation awards	10,919	9,827	10,966	—
Customer Warrant	3,378	179	2,968	—
Weighted-average shares - diluted	182,464	167,160	180,495	152,063
Net income (loss) per share:
Basic	$0.17	$—	$0.09	$(0.12)
Diluted	$0.16	$—	$0.09	$(0.12)
Potential dilutive securities include dilutive ordinary shares from the Customer Warrant, share-based awards attributable to the assumed exercise of share options and vesting of RSUs and ESPP shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three and nine months ended February 1, 2025 and January 27, 2024:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Share-based compensation awards	175	3,921	242	13,747
Customer Warrant	—	3,901	—	4,080
	175	7,822	242	17,827
12. Subsequent Events
On March 7, 2025, the Compensation Committee of the Board of Directors of the Company (Compensation Committee) approved annual refresh grants to the Company’s certain current named executive officers in the form of performance-based restricted stock units (PSUs) under the Company’s 2021 Long-Term Incentive Plan (the Plan). Refer to the section titled “Annual PSU Refresh Grants” within Item 5. Other Information for further details.

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
Overview
At Credo, our mission is to redefine high-speed connectivity by delivering breakthrough solutions that enable the next generation of AI-driven applications. We are committed to enabling faster, more reliable, more energy-efficient, and scalable solutions that support the ever-expanding demands of AI, cloud computing, and hyperscale networks. Our connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
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
During the three and nine months ended February 1, 2025, we generated $135.0 million and $266.8 million in total revenue, respectively, and during the three and nine months ended January 27, 2024, we generated $53.1 million and $132.2 million in total revenue, respectively. Product sales and product engineering services revenue comprised 97.8% and 96.9% of our total revenue in the three and nine months ended February 1, 2025 and 97.6% and 91.4% in the three and nine months ended January 27, 2024, respectively. IP license revenue represented 2.2% and 3.1% of our total revenue in the three and nine months ended February 1, 2025 and 2.4% and 8.6% in the three and nine months ended January 27, 2024, respectively. During the three and nine months ended February 1, 2025, we generated $29.4 million and $15.6 million in net income, respectively, and during the three and nine months ended January 27, 2024, we generated $0.4 million net income and $17.9 million in net losses, respectively.
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

	Three Months Ended		Nine Months Ended
Revenue	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Customer E	86%	19%	64%	13%
Customer F	*	28%	*	31%
Customer B	*	23%	*	15%
Customer D	*	*	*	12%
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

Results of Operations
Three and Nine Months Ended February 1, 2025 and January 27, 2024
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	February 1, 2025	January 27, 2024	February 1, 2025	January 27, 2024
Revenue:
Product sales	95.8%	75.3%	92.8%	78.9%
Product engineering services	2.0%	22.3%	4.0%	12.5%
IP license	2.2%	2.4%	3.1%	8.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	36.2%	35.7%	36.2%	37.9%
Cost of product engineering services revenue	0.2%	2.8%	0.5%	1.5%
Cost of IP license revenue	—%	0.2%	0.1%	0.5%
Total cost of revenue	36.4%	38.6%	36.7%	39.9%
Gross margin	63.6%	61.4%	63.3%	60.1%
Operating expenses:
Research and development	26.9%	45.7%	36.9%	51.9%
Selling, general and administrative	17.4%	26.8%	25.1%	30.3%
Total operating expenses	44.2%	72.5%	62.0%	82.2%
Operating loss	19.4%	(11.1)%	1.3%	(22.1)%
Other income, net	2.9%	8.1%	5.2%	6.9%
Loss before income taxes	22.3%	(3.1)%	6.5%	(15.2)%
Benefit for income taxes	0.6%	(3.9)%	0.6%	(1.6)%
Net income (loss)	21.7%	0.8%	5.8%	(13.5)%

Comparison of Three and Nine Months Ended February 1, 2025 and January 27, 2024
Revenue

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Product sales	$129,371	$39,975	223.6%	$247,653	$104,250	137.6%
Product engineering services	2,667	11,830	(77.5)%	10,785	16,557	(34.9)%
IP license	2,964	1,253	136.6%	8,312	11,381	(27.0)%
Total revenue	$135,002	$53,058	154.4%	$266,750	$132,188	101.8%
Total revenue for the three months ended February 1, 2025 increased by $81.9 million, compared to the same period in fiscal year 2024, primarily due to an increase in product sales revenue of $89.4 million and IP license revenue of $1.7 million. This was offset by a decrease in product engineering services revenue of $9.2 million.
The increase in product sales revenue for the three months ended February 1, 2025, compared to the same period in fiscal year 2024, was primarily due to a significant increase in the volume of unit shipments of AEC products to a hyper-scaler customer which contributed over 95% of the increase in product sales revenue, compared to the same period in fiscal year 2024.

The increase in IP license revenue for the three months ended February 1, 2025, compared to the same period in fiscal year 2024, was primarily due to increased royalty revenue in which the royalty component of an existing agreement had begun.
The decrease in product engineering services revenue for the three months ended February 1, 2025, compared to the same period in fiscal year 2024, was primarily due to completion of certain product engineering services arrangements resulting in a decrease in engineering time of 87%.
Total revenue for the nine months ended February 1, 2025 increased by $134.6 million, compared to the same period in fiscal year 2024, primarily due to an increase in product sales revenue of $143.4 million offset by a decrease in product engineering services revenue of $5.8 million and IP license revenue of $3.1 million.
The increase in product sales revenue for the nine months ended February 1, 2025, compared to the same period in fiscal year 2024, was primarily due to a significant increase in the volume of unit shipments of AEC and Optical products which contributed over 95% of the increase in product sales revenue. The sales increase was primarily driven by new design wins and increased diversification of our customer base across the product lines.
The decrease in product engineering services revenue for the nine months ended February 1, 2025, compared to the same period in fiscal year 2024, was primarily due to the completion of certain product engineering services arrangements resulting in a decrease in engineering time of 47%.
The decrease in IP license revenue for the nine months ended February 1, 2025, compared to the same period in fiscal year 2024, was primarily due to fewer contracts entered into in the period as compared to the same period in fiscal year 2024.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of product sales revenue	$48,835	$18,912	158.2%	$96,602	$50,126	92.7%
Cost of product engineering services revenue	233	1,471	(84.2)%	1,256	1,935	(35.1)%
Cost of IP license revenue	8	117	(93.2)%	171	662	(74.2)%
Total cost of revenue	$49,076	$20,500	139.4%	$98,029	$52,723	85.9%
Cost of revenue for the three months ended February 1, 2025 increased by $28.6 million compared to the same period in fiscal year 2024, primarily due to an increase in cost of product sales revenue of $29.9 million. The increase was primarily due to the increased shipments of AEC products noted above.
Cost of revenue for the nine months ended February 1, 2025 increased by $45.3 million compared to the same period in fiscal year 2024, primarily due to an increase in cost of product sales revenue of $46.5 million. The increase was primarily due to the increased shipments of AEC products noted above.
Gross Profit and Gross Margin

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross profit	$85,926	$32,558	163.9%	$168,721	$79,465	112.3%
Gross margin	63.6%	61.4%		63.3%	60.1%
Gross margin in the three months ended February 1, 2025 increased by 2.2 percentage points compared to the same period in fiscal year 2024, primarily driven by the improved economies of scale in our product sales. Our product sales gross margin increased by 9.6 percentage points for the three months ended February 1, 2025, compared to the same period in the prior year, driven primarily by the increased shipments of higher gross margin AEC products, partially offset by a $2.2 million increase of write-downs for excess and obsolete inventory.

Gross margin in the nine months ended February 1, 2025 increased by 3.2 percentage points compared to the same period in fiscal year 2024, primarily driven by the improved economies of scale in our product sales. Our product sales gross margin increased by 9.1 percentage points for the nine months ended February 1, 2025, compared to the same period in the prior fiscal year, driven primarily by the increase shipments of higher gross margin AEC products, partially offset by a $3.7 million increase of write-downs for excess and obsolete inventory.
Research and Development

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$36,261	$24,236	49.6%	$98,412	$68,610	43.4%
% of total revenue	26.9%	45.7%		36.9%	51.9%
Research and development expense for the three months ended February 1, 2025 increased by $12.0 million compared to the same period in fiscal year 2024. The increase was due primarily to a $3.6 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $3.2 million increase in personnel costs as a result of new hires for product development, a $3.1 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $0.9 million increase in depreciation expense associated with increase in R&D equipment.
Research and development expense for the nine months ended February 1, 2025 increased by $29.8 million compared to the same period in fiscal year 2023. The increase was due primarily to an $11.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, an $8.3 million increase in personnel costs as a result of new hires for product development, a $6.4 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $2.6 million increase in depreciation expense driven by increased computer equipment and software, and laboratory equipment utilized in research and development activities.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative	$23,471	$14,233	64.9%	$66,973	$40,032	67.3%
% of total revenue	17.4%	26.8%		25.1%	30.3%
Selling, general and administrative expense for the three months ended February 1, 2025 increased by $9.2 million compared to the same period in fiscal year 2024. The increase was primarily due to a $4.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $2.3 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $1.5 million increase in external consultation fees relating to general and administrative expenses, a $0.4 million increase in depreciation and software license expense driven by increased computer equipment and software utilized in selling, general and administrative activities and a $0.2 million increase in logistic expenses related to selling activities.
Selling, general and administrative expense for the nine months ended February 1, 2025 increased by $26.9 million compared to the same period in fiscal year 2023. The increase was primarily due to a $13.1 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $6.2 million increase in personnel expenses from new hires, a $4.3 million increase in external consultation fees relating to general and administrative expenses, a $0.9 million increase in depreciation and software license expense driven by increased computer equipment and software utilized in selling, general and administrative activities, a $0.8 million increase in logistic expenses related to selling activities, a $0.7 million increase in general building management expenses due to increased headcount and a $0.3 million increase in tradeshow expenses driven by increased tradeshow participation.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	February 1, 2025	January 27, 2024	% Change	February 1, 2025	January 27, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Provision (Benefit) for income taxes	$752	$(2,048)	(136.7)%	$1,666	$(2,135)	(178.0)%
% of total revenue	0.6%	(3.9)%		0.6%	(1.6)%
Provision for income taxes for the three and nine months ended February 1, 2025 increased by $2.8 million and $3.8 million, respectively, compared to the same period in fiscal year 2024. The fluctuation was primarily due to the tax benefit of share-based compensation expense being offset by a full valuation allowance on deferred tax assets in the U.S. entity in fiscal year 2025.

Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing product and IP engineering services, and conducting research and development of our products and technology. As of February 1, 2025 and April 27, 2024, we had $299.2 million and $66.9 million in cash and cash equivalents, respectively, and working capital of $538.4 million and $485.6 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended
	February 1, 2025	January 27, 2024
	(in thousands)
Net cash provided by operating activities	$7,261	$28,580
Net cash provided by (used in) investing activities	$230,655	$(216,290)
Net cash provided by (used in) financing activities	$(5,756)	$175,269
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $7.3 million for the nine months ended February 1, 2025. The cash inflows from operating activities for the nine months ended February 1, 2025 were primarily due to $15.6 million in net income and $81.3 million of non-cash items, partially offset by $89.6 million of cash outflows for working capital purposes. The cash outflows from working capital for the nine months ended February 1, 2025 were primarily driven by (a) an increase in accounts receivable of $97.5 million primarily due to large billings from customers not due yet in the nine months ended February 1, 2025 and (b) an increase in inventory of $31.7 million to support unfulfilled backlog and related new product ramps. These cash outflows were offset by cash inflows relating to (a) an increase in accounts payable of $22.3 million and (b) an increase in accrued expenses of $13.0 million, both relating to increased inventory purchases.
Net cash provided by operating activities was $28.6 million for the nine months ended January 27, 2024. The cash inflows from operating activities for the nine months ended January 27, 2024 were primarily due to $9.5 million of cash inflows for working capital purposes and $37.0 million of non-cash items, partially offset by $17.9 million in net loss. The cash inflows from working capital for the nine months ended January 27, 2024 were primarily driven by (a) a decrease in accounts receivable of $4.8 million primarily due to collection of large customer invoices in the fiscal quarter ended January 27, 2024; (b) a decrease in inventory of $13.8 million primarily driven by tightened production management and increased product sales compared to the fiscal quarter ended April 29, 2023; (c) an increase in accounts payable of $5.3 million due to amounts payable relating to increased research and development spending. These cash inflows were offset by cash outflows relating to an increase in other non-current assets of $7.4 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities of $230.7 million in the nine months ended February 1, 2025 was primarily attributable to maturities of certificates of deposit for $376.8 million, offset by purchases of the same for $113.7 million and purchases of property and equipment of $32.4 million. Purchases of property and equipment primarily related to mask set costs capitalized relating to the Company’s products already introduced or to be introduced, and third-party IP licenses and computer equipment and software used for research and development purposes.
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
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities of $5.8 million for the nine months ended February 1, 2025 was primarily attributable to $5.4 million in payments for long-term technology license obligations and $7.2 million tax withheld related to RSU settlement, offset by $6.8 million in proceeds from exercises of employee share options.
Net cash provided by financing activities of $175.3 million for the nine months ended January 27, 2024 was solely attributable to $4.7 million in proceeds from exercises of employee share options and issuances of shares under the ESPP offset by $3.1 million in payments for long-term technology license obligations.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three and nine months ended February 1, 2025, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. During the three and nine months ended February 1, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of April 27, 2024.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended February 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On December 26, 2024, David Zinsner, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 50,000 of our ordinary shares held directly by Mr. Zinsner may be sold between April 26, 2025 and September 11, 2025. The plan terminates on the earlier of: (i) September 11, 2025, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
On January 10, 2025, William J. Brennan, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 200,000 of our ordinary shares held directly by Mr. Brennan may be sold between May 1, 2025 and April 30, 2026 and (ii) 500,000 of our ordinary shares held by The Brennan Family Trust, DTD 09/06/2002 may be sold between May 1, 2025 and April 30, 2026. The plan terminates on the earlier of: (i) April 30, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Brennan is a joint trustee with shared voting and investment power over the shares held by The Brennan Family Trust, DTD 09/06/2002.
Annual PSU Refresh Grants
On March 7, 2025, the Compensation Committee approved annual refresh grants to the Company’s certain current named executive officers in the form of PSUs under the Plan (the Refresh PSUs), reflecting the implementation of a change to the award mix under the Company’s long-term equity incentive compensation program, which was previously granted entirely in the form of time-based restricted stock units. The Compensation Committee believes that the incorporation of a performance component into the Company’s executive compensation program will strengthen the Company’s commitment to its pay for performance philosophy and more closely align executive compensation with shareholder value creation.
The Refresh PSUs will be eligible to become earned between 0% and 200% of target levels based on the Company’s achievement of specified revenue goals for the fiscal year ending May 2, 2026. At the end of such fiscal year, the Compensation Committee will measure the achievement of such goals and determine the number of Refresh PSUs that have become earned based on performance (the Achievement PSUs). The Achievement PSUs will then be subject to a service-based vesting requirement over an additional three-year period, with 25% on the number of Achievement PSUs vesting on each of June 10, 2026, June 10, 2027, June 10, 2028 and June 10, 2029. In the event of a termination of service due to an executive’s death or disability, any unvested PSUs will vest in full as of the date of termination with respect to the number of Achievement PSUs (or target PSUs, if the number of Achievement PSUs has not yet been determined).
For 2025, 100% of the current named executive officers’ annual refresh equity grant was made in the form of Refresh PSUs with respect to the target number of Ordinary Shares set forth in the table below. The closing price per Ordinary Share on the grant date was $43.70.

Name	Refresh PSUs (#)
William (Bill) Brennan President, Chief Executive Officer and Director	100,000
Dan Fleming Chief Financial Officer	60,000
Yat Tung (Job) Lam Chief Operating Officer	25,000
Chi Fung (Lawrence) Cheng Chief Technology Officer	25,000
The description of the Refresh PSUs set forth above is qualified in its entirety by the terms of the award agreement governing the Refresh PSUs, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ended February 1, 2025, and incorporated herein by reference.
Changes to 2025 Cash Compensation
The Compensation Committee also undertook a review of the cash compensation levels of its current named executive officers, including a review of peer company compensation levels, and determined that the following adjustments to base salaries were appropriate: (i) for Mr. Brennan, a base salary increase from $500,000 to $650,000; (ii) for Mr. Fleming, a base salary increase from $400,000 to $430,000; (iii) for Mr. Lam, a base salary increase from $330,750 to $400,000; and (iv) for Mr. Cheng, a base salary increase from $385,875 to $400,000. Each of these increases is effective as of January 1, 2025.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1	**	Executive Change in Control Severance Plan					X
10.2	**	Form of Notice of PSU Award and PSU Agreement under the 2021 Long-Term Incentive Plan					X
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: March 10, 2025	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: March 10, 2025	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer