Form 10-K
period 2025-05-03
Credo Technology Group Holding Ltd
filed 2025-07-02
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 3, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of $40.43 per share of the registrant’s ordinary shares on November 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was approximately $5.8 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, the registrant has assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of its executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, the registrant has not deemed such shareholders to be affiliates unless there are facts and circumstances indicating that such shareholders exercise any control over the registrant. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant had 171,641,835 ordinary shares outstanding as of June 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

GENERAL
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “Company” and “Credo” mean Credo Technology Group Holding Ltd, a Cayman Islands exempted company, and its subsidiaries as a group.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The fiscal year ended May 3, 2025 (fiscal year 2025) was a 53-week fiscal year. The first quarter of fiscal 2025 ended on August 3, 2024, the second quarter ended on November 2, 2024 and the third quarter ended on February 1, 2025. Any references to a fiscal year in this Annual Report on Form 10-K are to the 12 months ending on April 30 or the Saturday closest to April 30, as applicable, of the relevant year, and any references to a fiscal quarter are to the applicable quarter within a fiscal year. Our fiscal years ended April 27, 2024 and April 29, 2023 are referred to herein as “fiscal 2024” and “fiscal 2023,” respectively.
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
•    our expectations regarding our revenue, revenue mix, average selling prices, gross margin and expenses;
•    our expectations regarding dependence on a limited number of customers and end customers;
•    our customer relationships and our ability to retain and expand our customer relationships and to achieve design wins;
•    our expectations regarding the success, cost and timing of new products;
•    the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•    our expectations regarding competition in our existing and future markets;
•    the impact a pandemic, epidemic or other outbreak of disease may in the future have on our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
•    our expectations regarding trading relationships between countries in which we operate, including those between in the United States and China, related regulatory developments, such as tariffs, customs duties, trade sanctions and cross-border investment restrictions;

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
•We face macroeconomic risks, including but not limited to, recessions, inflation, stagflation and other economic conditions.
•We have an accumulated deficit. We may incur net losses in the future.
•We face intense competition and expect competition to increase in the future.
•We may incur substantial expenses to develop, market and qualify products which may not make any revenue.
•We rely on a limited number of third parties to manufacture, assemble and test our products.
•We may be subject to cybersecurity breaches, cyberattacks and other disruptions to information technology systems.
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
•Our business is affected by U.S. government regulations restricting outbound investments in China.
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

PART I
Item 1. Business
Company Overview
At Credo, our mission is to redefine high-speed connectivity by delivering breakthrough solutions that enable the next generation of AI-driven applications. We are committed to enabling faster, more reliable, more energy-efficient, and scalable solutions that support the ever-expanding demands of AI, cloud computing and hyperscale networks.
Our connectivity solutions are optimized for optical and electrical Ethernet and PCIe applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) ethernet markets and the 32G PCIe5 and upcoming 64G PCIe6 markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
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
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, AI/ML infrastructure, multi-service operators (MSOs) and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.
We design, market and sell both product, software and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies. We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the part or license the IP to the broader market.
We have global sales, marketing and business development teams responsible for identifying and building our customer relationships. We sell our products to hyperscalers and cloud infrastructure providers, as well as MNO, MSO, 5G wireless, enterprise networking and high performance computing (HPC) customers. We are engaged with all of the major hyperscalers, and our customer base includes over 20 blue chip clients, including a broad mix of original equipment manufacturers (OEMs), original design manufacturers (ODMs), optical module manufacturers and other leading enterprises.
During fiscal 2025 and 2024, we generated $436.8 million and $193.0 million in total revenue, respectively. Product sales and product engineering services revenue comprised 97% and 85% of our total revenue in fiscal 2025 and 2024, respectively, and IP license revenue represented 3% and 15% of our total revenue in fiscal 2025 and 2024, respectively.

Industry Overview
We believe we are well positioned to benefit from the strong secular tailwinds driving the data infrastructure market, which is being driven by several factors, including:
AI/ML Drives an Explosion in Network Traffic: Our hyperscale customers are increasingly pursuing AI/ML infrastructure that requires back end scale out interconnectivity densities that are an order or magnitude higher than their general compute infrastructure. The growth of AI/ML model sizes is driving an explosion in interconnectivity traffic which enables multiple physical devices to work on the same model at high speed and low latency. Credo provides Ethernet solutions to support this type of interconnectivity, and we believe that Ethernet has now become the standard for back end scale out networks.
Back end scale up networks have grown from an appliance scale of 8 GPUs to rack scale of 72 GPUs in calendar 2024 and there is strong interest in growing this to scale in the coming years. Scale up networks are already 10x denser than scale up networks, a full 100x denser than front end networks. Scale up network architectures are dominated by Ethernet and PCIe PHYs at layer 1 with proprietary extensions at higher levels. In calendar 2024, multiple hyperscalers show scale up networks growing beyond rack scale which will necessitate the need for retimers and/or DSPs to support high speed signaling at extended reach.
Hyperscaler General Compute Traffic Doubles Every 2-3 Years: Our hyperscale customers began to deploy front end Network Interface Card (NIC) speeds of 200G in calendar year 2023 with 400G on roadmaps for calendar year 2024. As NIC speeds double, there is a need for higher speed east-west traffic infrastructure to support applications such as Remote Direct Memory Access (RDMA), Non-volatile Memory Express (NVMe) and other high-bandwidth applications, while maintaining high reliability and observability within the power and cost constraints of a modern data center.
Hyperscalers, which have the ability to seamlessly provision and add compute, memory, networking and storage resources to a given node or set of nodes that make up a larger computing, distributed computing or grid computing environment, drive demand for high-speed, low-power connectivity solutions. Our hyperscale customers have deployed 50G per lane electrical PAM4 data rates in 2023 and 100G per lane electrical PAM4 solutions in 2024.
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

Comprehensive Family of Connectivity Solutions: Our extensive solutions portfolio includes HiWire AECs, Optical PAM4 DSPs, PCIe retimers, Line Card PHYs, SerDes Chiplets for Multi-Chip Module (MCM) package integration and SerDes IP licensing. Our products and technologies address our customers’ various bandwidth, power, cost, security, reliability and end-to-end signal integrity requirements. We believe we can provide superior service to our customers by serving as a single point of contact for various requirements. Furthermore, our extensive knowledge and experience across a range of connectivity offerings enables us to better identify potential bottlenecks and design solutions to address them, differentiating us from competitors focused on point solutions.
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
Top Industry Talent and Experienced Leadership Team: We employ an engineering-focused workforce as well as a highly technical management team with deep industry experience and connectivity expertise. Our global team included 507 engineers as of May 3, 2025, and our international footprint allows us to continue attracting talent needed to support our business. We are led by a team of seasoned semiconductor and connectivity experts. Many of our executives have more than 20 years of semiconductor innovation experience and an extensive track record of successful leadership across multiple semiconductor companies.
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
•Extend and deepen relationships with existing customers. We have demonstrated our ability to sell multiple of our connectivity solutions to several of our major customers, and we will continue to seek to extend and deepen our relationships with existing customers. These relationships with leading hyperscalers, OEMs, ODMs and optical module manufacturers give us insight and extensive visibility into product designs, design specifications, development, production timelines, product implementations and product innovations. Our direct relationships enable us to better anticipate our customer needs and serve to facilitate our ability to sell multiple connectivity solutions to our customers over time.
Our Products and Solutions
We are pioneering comprehensive Ethernet connectivity solutions that deliver high bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. Today, we offer the following products and solutions: HiWire AECs, Optical PAM4 DSPs, Line Card PHYs, SerDes Chiplets and SerDes IP.
HiWire AECs®: Credo’s distinctive purple HiWire™ Active Electrical Cables (AECs) are plug-and-play copper interconnect cables designed for affordable, lossless operation at 100G, 200G, 400G,800G and emerging 1.6T data speeds. AECs offer a high-performance alternative to short, thick DACs and high power, high-cost AOCs for data center compute and AI applications. The applications for AECs in the data center can be categorized into Servers-TOR Racks and Leaf-Spine-Router Racks. Credo offers AEC cables up to 7m to enable reliable links from GPU to network switch for AI racks with liquid cooling. The HiWire AEC solutions include CLOS, SPAN, SHIFT and SWITCH family of cables.
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

Optical DSPs: Credo optical digital signal processors (DSPs) are a key building block inside optical transceivers that are used in AI clusters, hyperscale data centers, service provider networks, enterprise networks and 5G wireless infrastructure. Optical transceivers and active optical cables (AOCs) based on Credo DSPs provide Ethernet connectivity from 5m up to 10km+ and span rates from 50Gb/s to 800Gb/s and beyond.
Now in their fifth generation, Credo DSPs operating at 50G/lane and 100G/lane PAM4 offer an exceptional combination of performance, energy efficiency and value by integrating such features as laser drivers, DSP based signal equalization, non-linear distortion compensation, transmitter signal conditioning and long reach capable host side SerDes.
The Credo Seagull family of DSPs operate at 50G/lane. This comprehensive product family includes 1x50G, 2x50G, 4x50G and 8x50G product variants that enable transceivers and AOCs from 50Gb/s to 400Gb/s. Also included in the Seagull family is a unique product optimized for 64G Fibre Channel, used in storage networks.
The Credo Dove family of DSPs operate at 100G/lane. This product family includes 4x100G and 8x100G DSPs each with a range of integrated laser driver options for silicon photonics, EMLs and VCSELs. The range of laser drivers makes these DSPs suitable for both multi-mode and single-mode fiber applications operating at either 400Gb/s or 800Gb/s. The Dove 850 is the industry's first unidirectional 8x100G DSP specifically for Linear Receive Optics (LRO). LRO is an innovative new concept that removes DSP functionality from the module receiver to dramatically improve energy efficiency in high volume AI deployments.
In April of 2025, Credo introduced its Lark family of DSPs. The Lark 800 is a high-performance, high-reliability, low-power DSP designed to enable a new generation of full retimed 800G transceivers destined for deployment in the exceedingly challenging power and cooling envelopes of the world’s largest and most dense AI data centers. The Lark 850 is specifically designed for 800G LROs, with power consumption under 10W.
Line Card PHYs: We are enabling data connectivity and security in hyperscale and enterprise data centers with leading edge, low-power line card PHY solutions. Our Retimers, Gearboxes and MACsec devices facilitate PAM4/NRZ backplane and line card connectivity at up to 112G per lane. Our components enable platforms with capabilities reaching 52.1 Terabits per second (Tbps), featuring 800G ports. Dedicated and multi-function Retimers, Gearboxes and MACsec PHYs, each built around our low-power, high-performance SerDes IP, enable our customers to meet performance, power and price objectives.
Our Line Card PHY product families include our Bald Eagle, Black Hawk and Screaming Eagle products for Retimer and Gearboxes, as well as our Owl and Osprey products for MACsec applications.
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
SerDes IP: SerDes IP is designed for the easy SoC integration of tens to hundreds of SerDes lanes. The IP range in performance from 1G to 112G per lane. Additionally, we developed USB4 Version 2 SerDes IP which has been adopted by a major OEM.
We designed our SerDes IP to optimally balance performance, power and manufacturing process costs and risks. Our patented mixed signal and DSP architectures are the foundation of our high-

performance and low-power SerDes technology. Our architectural approach enables design in a mature fabrication process while delivering leading-edge performance and power efficiency, which has led to our more than 50 IP licensing engagements. Nevertheless, as part of our commitment to long-term innovation, we continuously develop technology in cutting-edge fabrication processes such as 3nm in order to enhance our competitive position, and to serve the market of IP licensing customers whose logic requires cutting-edge fabrication processes.
PCIe Retimers: Toucan PCI Express (PCIs) Gen6.x/CXL 3.x retimers, powered by Credo’s low latency, low-power DSPs and SerDes technology, are designed to extend PCIe trace lengths between root-complex and endpoint devices such as GPUs, SMART NICs, NVMe SSDs, and CXL memory. Built using the 7nm process node, these retimers are optimized for cost-efficient production while delivering the highest performance, supporting cloud-scale datacenters and the growing demands of modern infrastructure with low latency and best-in-class signal integrity.
•Our PCIe Retimer devices are designed with our low power, industry-leading SerDes IP which has been optimized for low-latency PCIe.
•Built using the 7nm process node, these retimers are optimized for cost-efficient production while delivering the highest performance, supporting cloud-scale datacenters and the growing demands of modern infrastructure with low latency and best-in-class signal integrity.
•Enabled by our Toucan family of retimers, Credo’s OSFP-XD PCIe AECs provide extended range up to 7m with lossless end-to-end x16 Gen6 PCIe connectivity, allowing for transfer rates of up to 1Tb/sec.
PILOT Software Platform: Credo’s proprietary Predictive Integrity, Link Optimization and Telemetry (PILOT) software empowers network administrators to detect, diagnose, and resolve signal degradation before it impacts workloads—dramatically reducing link flaps and minimizing costly system maintenance and down-time. PILOT was released for evaluation on Credo’s Toucan PCIe retimers in the first quarter of fiscal 2026 and Credo expects to make PILOT available across Credo’s SerDes, retimers and system level AECs during fiscal year 2026.
Our Customers
We sell our products to hyperscalers, OEMs, ODMs and optical module manufacturers, as well as into the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments.
We currently rely and expect to continue to rely on a limited number of customers for a significant part of our revenue. In fiscal 2025, sales to our top 10 customers accounted for approximately 90% of our total revenue. Furthermore, we had one customer that accounted for 10% or more of our total fiscal 2025 (such one customer accounting for 67% of total fiscal 2025 revenue).
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
•Wafer Fabrication: We currently utilize a wide range of semiconductor process generations to develop and manufacture our products. In fiscal year 2025, we exclusively used Taiwan Semiconductor Manufacturing Company Limited (TSMC) for semiconductor wafer production.
•Package, Assembly and Testing: Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Amkor Technology Inc. (Amkor) and Advanced Semiconductor Engineering, Inc. (ASE) for packaging our IC products, King Yuan Electronics Company (KYEC) and Sigurd Microelectronics Corp. (Sigurd) for testing our IC products and BizLink Technology, Inc. (BizLink) for manufacturing our AEC products.
Research and Development
We view our technology as a competitive advantage and devote substantial resources to the research and development of new products and the improvement of existing products. We have committed, and plan to continue to commit, significant resources to technology and product innovation and development. We have assembled a team of highly skilled engineers with deep signal processing expertise who are located in San Jose, California, mainland China and Taiwan. As of May 3, 2025, we employed 507 engineers. Research and development expenses for fiscal 2025 and 2024 were $146.0 million and $95.5 million, respectively.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our brand and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties and prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks and contractual protections, to protect our core technology.
As of May 3, 2025, we owned 78 issued patents and 21 pending patent applications in the United States, and 48 issued patents and 22 pending patent applications in mainland China. Our patent and patent application portfolio primarily relates to four main areas: Ethernet standard, network cable technology, chip manufacturing and MCM and SerDes cores. These issued patents, and any patents granted from such applications, are expected to expire between 2029 and 2045, without taking potential patent term extensions or adjustments into account. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Competition
We believe we are the only company in our industry offering a complete suite of high-performance connectivity solutions. Our competitors typically compete with us with respect to some, but not all, of our solutions. Our principal competitors with respect to our products include Broadcom Ltd. (Broadcom), Marvell Technology, Inc. (Marvell) and Astera Labs, Inc. (Astera), as well as various cable suppliers. The principal competitive factors in our market include:
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
Employees and Human Capital Resources
As of May 3, 2025, approximately 507 of our 622 full-time equivalent employees were engineers. Of our employees, 170 were located in North America and 337 were located in Asia. None of our employees are represented by a labor union or subject to a collective bargaining agreement, and we have never experienced a labor-related work stoppage.
Our success has been built on attracting, motivating and retaining a talented and driven workforce, particularly on our design and technical teams, but also our senior management and support personnel. Our employees are our most valuable assets. Our core philosophy is that our employees are our most important backers, investing their time and professional reputations in the company. We continually assess our business to identify our talent needs. We have a diverse workforce that represents many cultures and we celebrate our workforce by fostering inclusion across our multinational organization.
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
Our company-wide compensation structure is intended to align incentives with the success of Credo. We believe that this fosters collaboration within the company, as all teams are working together towards the same goals. We offer a combination of competitive market-based base salary, time- and performance-based equity incentives and discretionary bonuses, generally linked to individual and company financial performance designed to motivate and reward our employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our upcoming 2025 Proxy Statement.
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
As our business operates in many global jurisdictions, the import and export of our products and services are subject to laws and regulations including international treaties, United States export controls and sanctions laws, customs regulations and local trade rules around the world which vary widely across different countries and may change from time to time. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or by requiring us to comply with laws concerning transfer and disclosure of sensitive or controlled technology. For example, the United States and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business in certain areas or with certain customers.
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
In fiscal 2025, we had one customer that accounted for 10% or more of our total revenue (such one customer accounting for 67% of total fiscal 2025 revenue). In addition, in fiscal 2025, sales to our top 10 customers accounted for approximately 90% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products or solutions at all, may purchase fewer products or solutions than they did in the past or may alter their purchasing patterns. For example, in February 2023, we announced that our largest customer at the time reduced its demand forecast for certain of our products for reasons we understand were unrelated to our performance, which negatively impacted our fiscal 2023 fourth quarter revenue and our fiscal 2024 revenue expectations. Further, the amount of revenue attributable to any single customer or our general customer concentration, may fluctuate in any given period.
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
Substantially all of our product sales to date have been made on a purchase order basis. We generally do not obtain long-term commitments with our customers or commitments for minimum purchases from our customers. Our arrangements with our customers permit our customers to cancel, change or delay their product purchase orders upon specified notice and subject to negotiated limitations. In some cases, our customers may cancel purchase orders on relatively short notice to us and without penalty to them. In addition, customers may delay delivery of orders to a subsequent fiscal quarter. Our revenue and operating results have, and could in the future, fluctuate materially and have, and could in the future, be materially and disproportionately impacted by the purchasing decisions of our customers, especially our larger customers. Our customers may decide to purchase fewer units than they have in the past, alter their purchasing patterns at any time with limited notice, change the terms on which they are prepared to do business with us or decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition and results of operations. For example, in February 2023, we announced that that our largest customer reduced its demand forecast for certain of our products for reasons we understand are unrelated to our performance, which negatively impacted our fiscal 2023 fourth quarter revenue and our fiscal 2024 revenue expectations. Cancellations of, reductions in or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect our business, financial condition and results of operations.
We face macroeconomic risks, including, but not limited to, recessions, inflation, stagflation and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility, geopolitical tensions, war, trade restrictions, tariffs and sanctions or other negative economic factors in the U.S. or other nations. For example, under these conditions or as a result of expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors or other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment or become insolvent, which could harm our ability to meet our customer demands or collect receivables or otherwise harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
Recently, the president of the United States has imposed new tariffs and substantially increased other tariffs on a variety of products and countries that could materially affect macroeconomic conditions. In particular, in April 2025 the United States announced an across-the-board 10% tariff on all countries and individualized higher tariffs on certain countries, including China. If an environment of significantly increased U.S. tariffs and trade restrictions, together with reciprocal or retaliatory tariffs from other countries, continues or further escalates in a “trade war,” the global economy could be adversely affected, including through higher costs, higher interest rates or lower demand for our products, any of which could materially affect our business, financial condition, results of operations and prospects.
In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies, and commodities have from time to time become restricted and general market factors and conditions (such as inflation or supply chain constraints) have in the past and may in the future affect the pricing of such components, supplies and commodities.

Changes in global trade policies could have a material adverse effect on our business.
Recently, the President of the United States has increased tariffs on a variety of products and countries that could materially affect our business. In particular, in April 2025 the United States announced an across-the-board 10% tariff on all countries and individualized higher tariffs on certain countries, including China. A great deal of uncertainty surrounds the state of tariffs and other trade measures worldwide. While the current U.S. administration has been actively focused on trade, the exact implementation, amount, scope and nature of these tariffs remains unclear. It also remains unclear how other countries will respond to the United States’ trade proposals and actions.
As of now, high reciprocal tariffs are in effect between China and the United States and the United States has announced, but temporarily paused the effective date of, tariffs on goods imported from many other countries, including Mexico, Canada, Taiwan and the European Union. Significant trade partners such as Mexico, Canada and the European Union have announced retaliatory tariffs. Further, while the United States has exempted certain technology products such as semiconductors and electronics from the reciprocal tariffs announced on April 2, 2025 such that our products are not subject to the announced tariffs, it has also initiated Section 232 investigations on such products, possibly leading to the imposition of specific tariffs on these products or on products that incorporate them.
Although we continue to evaluate the impact of these tariffs on our business, these tariffs may result in significantly higher costs to acquire the materials and components used in our products. These tariffs and other trade restrictions could also limit the availability of components and raw materials.
Given this dynamic and rapidly evolving environment, it is not possible to know with any degree of certainty what the negative direct and indirect consequences of tariffs could be on our business and financial results.
We have incurred net losses in prior periods and have an accumulated deficit, and we may incur additional net losses in the future.
Prior to fiscal 2025, we had a history of net losses. While we generated net income of $52.2 million in fiscal 2025, we incurred net losses of $28.4 million in fiscal 2024 primarily attributable to increased operating expenses, such as investments in research and development, including share-based compensation. As of May 3, 2025, we had an accumulated deficit of $83.2 million.
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
Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our principal competitors with respect to our products include Broadcom Ltd. (Broadcom), Marvell Technology, Inc. (Marvell) and Astera Labs, Inc. (Astera), as well as various cable suppliers. We expect competition will increase as our market grows, connectivity technology advances and existing competitors improve or expand their product offerings. In addition, new companies could enter our market, creating additional competition in the future.
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support and other resources, are more established than we are and have better brand recognition and broader product offerings, and may be able to bundle their products to gain market share. This may enable them to better withstand adverse economic or market conditions, such as those caused by uncertainty as a result of the recent macroeconomic environment, which has been characterized by rising interest rates and inflation, geopolitical instability, public health measures and supply chain uncertainty. These factors cause companies across the semiconductor industry to reduce spending and tighten inventory controls, which could negatively impact our business, financial condition and results of operations. Our ability to compete successfully will depend on a number of factors, including:
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
Any of these factors, alone or in combination with others, could lead to an increase in pricing pressure, more variability in our operating results, a loss of market share and could harm our business, financial condition and results of operations.

We may incur substantial expenses to develop, market and qualify products that may not generate any revenue.
Our business can be dependent on us winning competitive bid selection processes, known as “design wins.” We are focused on securing design wins that enable us to sell our products and solutions. We consider a design win to occur when a customer notifies us that it has selected our products or technology to be incorporated into a product or system under development, often as part of a competitive technology review and bid process. While not legally enforceable contractual obligations, we believe design wins are an important step towards the adoption of our products or technologies by a customer, as competition for design wins is a highly selective process and generally results in the customer devoting substantial resources in partnering with us in development. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate our limited engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Failure to obtain a design win could prevent us from offering an entire generation of a product to a particular customer. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to any particular customer, we may lose the opportunity to make future sales of those products to that customer for a significant period of time or at all and experience an associated decline in net sales relating to those products.
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
Our customers may take several months or more than a year to evaluate our products and solutions. For example, prior to purchasing our products, our customers may require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and materially and adversely affect our business, financial condition and results of operations.
The delays inherent in a lengthy sales cycle increases the risk that a customer will decide to cancel, curtail, reduce or delay its product plans or adopt a competing design from one of our competitors, which could cause us to lose anticipated revenue if we continue development but are unable to secure a new design win. Any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense without generating any revenue. Moreover, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations.

Because of an extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. It is typical that a design win will not result in meaningful revenue until one or more years later, if at all. If we do not continue to achieve design wins in the short term, our revenue in the following years will deteriorate.
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
We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We currently outsource all of our IC manufacturing to TSMC, with the assembly and testing processes outsourced to other subcontractors primarily in Asia. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amkor, ASE, KYEC and TeraPower for our IC products, and BizLink for our AEC products. The failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated, as we may be unable to obtain alternative manufacturing capacity.
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
Except for our agreement with BizLink for the manufacture of certain AEC products, we do not maintain long-term supply contracts with TSMC or generally with any of our third-party contract manufacturers or other suppliers. We make substantially all of our purchases on a purchase order basis. Our suppliers are not typically required to supply us products for any specific period or in any specific quantity, and we negotiate pricing with our main vendors on a purchase order-by-purchase order basis. We expect that it would take approximately 9 to 12 months to transition from our current foundry or assembly services to new providers. Such a transition would likely result in increased production costs and require a qualification process by our customers or their end customers. None of TSMC, BizLink or our third-party manufacturers or other suppliers have provided contractual assurances to us that adequate capacity will be available to us to meet our anticipated future demand for our solutions. We generally place orders for products with some of our suppliers several months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. If we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from TSMC or our other third-party manufacturers or suppliers to meet our customers’ delivery requirements, or we may accumulate excess inventories. Moreover, even if we accurately forecast demand for our products, we cannot be sure that TSMC or our other third-party manufacturers or suppliers will allocate sufficient capacity to satisfy our requirements.
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
Supply of raw materials may be negatively impacted by an unfavorable macroeconomic environment, including as a result of increased tensions and tariff measures between the United States and its trading partners, particularly the PRC. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Further, the cost of raw materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, suppliers, productivity actions or through commodity hedges could adversely affect our business, financial condition and results of operations. Many major components, product equipment items and raw materials are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to our customer relationships.
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
We depend on satisfactory wafer foundry manufacturing capacity, wafer prices and production yields, as well as timely wafer delivery to meet customer demand and enable us to maintain satisfactory gross margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our IC foundry vendor, TSMC, other manufacturers with which we contract and any foundries we may employ in the future may experience manufacturing defects and reduced manufacturing yields from time to time. If these vendors were to extend lead times, limit supplies or the types of capacity we require or increase prices due to capacity constraints or other factors, our revenue and gross margin may materially decline. Further, any new foundry vendors we employ may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that we employ could result in lower than anticipated production yields or unacceptable performance of our devices. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. Poor production yields from the foundries that we employ, or defects, integration issues or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers.
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
Our ability to receive timely payments from our customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers, we had no reserve for credit losses as of May 3, 2025 and April 27, 2024. If our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition and results of operations would be adversely affected.
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
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new or improved products or solutions, and we may fail to satisfy customer product or support requirements, maintain the quality of our products or solutions, execute our business plan or respond to competitive pressures, any of which could negatively affect our business, financial condition and results of operations.
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
Increasingly, regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters. While we have certain sustainability initiatives at the Company there can be no assurance that regulators, customers, investors and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to accomplish our announced goals related to our sustainability initiatives, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, reelect our board of directors or attract and retain certain types of investors. In addition, many of our stakeholders are increasingly focused on specific disclosures and frameworks related to sustainability matters. Collecting, measuring and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information.
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
Based on the manner in which we currently conduct our business, our current and expected composition of our income and assets and the estimated value of our assets, we believe that we were not a PFIC for our taxable year ending on May 3, 2025. However, our PFIC status for any year is based on an annual determination for such year, and there can be no assurance that we will not be a PFIC for our current taxable year or any future taxable year. If we were a PFIC for any taxable year during which a U.S. taxpayer held ordinary shares, the U.S. taxpayer generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain distributions and additional reporting requirements.
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
Cybersecurity breaches, cyberattacks and other disruptions to information technology systems could disrupt our operations, compromise the confidentiality of our data or our intellectual property, and adversely affect our business, reputation, operations and financial results.
We rely on our information technology systems, and those of our vendors, suppliers and customers, including hardware, software, cloud services, infrastructure, networks and systems, for the effective operation of our business and for secure maintenance and storage of confidential data relating to our business. Additionally, in the ordinary course of business we collect, store and otherwise process sensitive data, including intellectual property and proprietary business information as well as personal information of our customers and employees, on information technology systems, including systems that may be controlled or maintained by third parties. The secure operation of these information technology systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations. While we strive to implement various controls and defenses, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Additionally, AI technologies also may be used to implement certain cybersecurity attacks or to increase their intensity, which may further increase risk. Notwithstanding defensive measures, experienced programmers, hackers, state actors or others may be able to penetrate our security controls, or those of our vendors, suppliers or customers, through attacks such as, but not limited to, phishing or other forms of social engineering, impersonating authorized users, ransomware, spyware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of compromised commercial software, bugs and other cybersecurity weaknesses and vulnerabilities, covert introduction of malware to computers and networks. Any attack on the information technology systems of us or one of our vendors, suppliers or customers may be difficult to detect, designed to remain dormant until a triggering event or may continue undetected for an extended period of time. In addition, our information technology systems and those of our vendors, suppliers, and customers may be vulnerable to damage, disruptions or shutdowns due to errors, negligence or malfeasance by employees, contractors, or others.
Cybersecurity breaches, cyberattacks and other disruptions to our information technology systems or those of our vendors, suppliers or customers could compromise the confidentiality, operational integrity, and accessibility of our information technology systems, or those of our vendors, suppliers or customers, which could result in the compromise or unauthorized access to, or publication, loss or other processing of, our data (including personal information) or intellectual property, as well as interruptions or delays in our business operations, loss of existing or future customers and damage to our reputation, which could adversely affect our business, reputation and financial results. In addition, such events could result in violations of privacy, data protection, cybersecurity or other laws or regulations, increase the risk of litigation or regulatory investigation, or cause us to incur losses, including if attackers initiate wire transfers or access our bank or investment accounts. We expect ongoing and increasing costs related to investments in technology, controls, processes and practices, however these investments may not be sufficient to shield us from significant losses or liability in the event of a cybersecurity breach, cyberattack or other disruption to our information technology systems.
Our business may be impacted by information technology system failures or network disruptions, and lack of redundancy.
Our ability to operate our business depends on the efficient operation of internal and third-party information technology systems, including cloud computing, data centers, hardware, software and applications, to manage our company. We strive to use quality and secure systems, work with reputable system vendors and implement procedures intended to enable us to protect our systems.

Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity breaches, cyberattacks, disruptions, telecommunication failures and similar events, which could adversely affect our business, financial condition and results of operations. Our systems are not fully redundant and depending on the severity of the damage or interruption, our disaster recovery plan and procedures may be inadequate or ineffective. These events could also damage our reputation, and result in increased costs or loss of sales.
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
The data infrastructure industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $146.0 million for fiscal 2025. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
The general compute and Artificial Intelligence and Machine Learning (AI/ML) infrastructure market is an emerging market that will depend on the success of generative AI technologies, and this market may not develop as we currently expect, including due to regulatory uncertainty.
Our hyperscale customers are increasingly pursuing AI/ML infrastructure, and we believe the AI/ML infrastructure market is a significant growth opportunity for our connectivity solutions. Our business operations and future prospects in the AI/ML infrastructure market will depend, in part, on the successful development, deployment, and market acceptance of generative AI technologies. Generative AI involves the use of advanced algorithms and machine learning techniques to create content, generate ideas or simulate human-like behaviors. While we believe generative AI presents significant opportunities for our connectivity solutions, there are inherent risks and challenges that could hinder our success in this domain, including but not limited to:
•Uncertain Commercial Viability: The development and adoption of generative AI technologies are still in their early stages, and their commercial viability remains uncertain. There is a risk that the demand for connectivity solutions for such technologies may not meet our expectations or that market acceptance may be slower than anticipated. Failure to achieve widespread acceptance and generate significant revenues from generative AI technologies could negatively impact our financial condition and results of operations.
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
•Regulatory and Compliance Risks: Generative AI technologies, and the perceived risks in the use and development of generative AI technologies, is emerging as a source of significant media attention and societal and political debate. The regulatory landscape surrounding generative AI technologies is evolving, and there is ongoing uncertainty regarding the extent of actions taken by governmental authorities, self-regulatory institutions or other regulatory authorities to curtail the development or use of generative AI technologies. For example, most recently the European

Union approved the EU Artificial Intelligence Act (the EU AI Act), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market and went into effect on August 2, 2024. Moreover, laws, regulations or industry standards that develop in response to generative AI technologies,like the EU AI Act, may be burdensome or may prohibit the deployment of generative AI technologies for one or more uses, any of which could result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market.
•Ethical Considerations and Public Perception: Generative AI technologies raise ethical concerns related to privacy, transparency, fairness, and potential misuse. Public perception of AI and its societal impacts could affect the adoption and acceptance of generative AI systems. Negative media coverage, public backlash, or ethical controversies involving AI technologies, whether related to any company’s specific products or the industry as a whole, could harm the reputation of companies providing generative AI systems, limit their market opportunities or result in additional regulatory scrutiny, any of which could result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market.
These risks are not exhaustive, and additional factors that are currently unknown or beyond our control may also impair the development, deployment or commercialization of generative AI technologies, which in turn would result in lower than anticipated demand from hyperscalers for connectivity solutions in the AI/ML infrastructure market and could materially and adversely affect our growth prospects and results of operations.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Asia. In addition, we conduct research and development activities in the United States, mainland China, Taiwan and Hong Kong. We also conduct marketing and administrative functions in the United States and mainland China. In addition, members of our sales force are located in the United States, mainland China, Taiwan, Japan and Canada. Accordingly, our business and operating results are impacted by worldwide economic conditions. Uncertainty about current global economic conditions, which has been characterized by rising interest rates and inflation, tariffs, geopolitical instability, public health crises, such as the COVID-19 pandemic and supply chain uncertainty, has caused, and may continue to cause, businesses to postpone or reduce spending. This in turn could have a material adverse effect on our supply chain or the demand for our products or the systems into which our products are incorporated. Multiple factors relating to our international operations and to particular countries in which we operate could negatively impact our business, financial condition and results of operations. These factors include:
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
•restrictions, including economic sanctions, imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts, war, climate change or public health epidemics, and the complexity of complying with those restrictions;
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
•difficulty securing the ability of our PRC subsidiaries to pay dividends or make other distributions to us in the event we rely on our subsidiaries to fund financing requirements, considering restrictions under PRC regulations; and
•difficulty in obtaining distribution and support.
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
In addition, there can be no assurance that the laws or administrative practices relating to taxation (including the current position as to income and withholding taxes), foreign exchange, export controls, economic sanctions or otherwise in the jurisdictions where we have operations will not change. Changes in tax laws in some jurisdictions may also have a retroactive effect and we may be found to have paid less tax than required in such regions. Compliance with diverse legal requirements is costly, time consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage and allegations by our customers that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs.
We are subject to government regulation, including import, export and economic sanctions (Trade Controls) laws and regulations that may expose us to liability and could increase our costs of doing business. The export or reexport of certain products, software and other technology may require export authorizations, including by license, a license exception or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. Trade Controls laws, are complex and can change frequently and with limited notice and have generally become more stringent and have intensified over time, especially in light of ongoing trade tensions between the United States and the PRC. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations.
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
We cannot predict whether any material suits, claims or investigations relating to these laws may arise in the future. Regardless of the outcome of any future actions, claims or investigations, we may incur substantial costs relating to the investigation and defense of claims of potential violations and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages, penalties or settlement costs which could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by new U.S. government regulations restricting outbound investments in China.
On November 15, 2024, the Office of Investment Security of the U.S. Department of the Treasury published in the Federal Register a final rule to implement President Biden’s August 2023 Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern (the EO). The EO provided for the establishment of a new and targeted national security regulatory framework directed at controlling outbound investment from the United States in certain sensitive industry sectors in the People’s Republic of China (PRC) and the Special Administrative Regions of Hong Kong and Macau (collectively, China). This final rule (the Outbound Investment Rule) went into effect January 2, 2025.
As implemented by the Outbound Investment Rule, the new framework imposes notification requirements and prohibitions on specified investments by U.S. persons in the semiconductor and microelectronics sector, quantum information technologies, and artificial intelligence (AI) systems.
Within the semiconductor and microelectronics sector, prohibited investments include certain covered investments in electronic design automation software; certain fabrication and advanced packaging tools; the design, fabrication, or packaging of certain advanced integrated circuits, and supercomputers. Notifiable investments include any covered investments related to the design, fabrication, or packaging of integrated circuits not otherwise covered by the prohibition.
The Outbound Investment Rule captures entities that are not based in China or Chinese-owned if certain financial thresholds are met. Certain of our subsidiaries that are organized and conduct substantial operations in China engage in certain covered activities under the Outbound Investment Rule. Given the breadth of the notification requirement as applicable within the semiconductor industry, we will likely be subject to increased regulatory burden to engage in certain investments in China. Such a mechanism could negatively impact our ability to realize value from certain existing and future investments, including by limiting our capital expenditures in our Chinese subsidiaries. Moreover, the Outbound Investment Rule ostensibly applies to “indirect” investments by U.S. persons in entities that are persons of a country of concern, which currently inhibits our ability to raise capital through equity financings with U.S. investors as our Chinese subsidiaries meet the applicable financial thresholds to be a covered foreign person.

Accordingly, the outbound investment reporting requirements and prohibitions could adversely affect our business, financial condition, and operating results.
We face significant economic and political risks associated with doing business in Taiwan, particularly due to the geopolitical tension between Taiwan and mainland China, that could negatively affect our business and the trading price of our ordinary shares.
We conduct a portion of our business in Taiwan, and our Taiwanese suppliers are critical within our supply chain. Accordingly, our business, financial condition and results of operations and the market price of our ordinary shares may be affected by changes in governmental policies, taxation, inflation or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. In particular, the unique political status of Taiwan and its evolving relationship with mainland China has the potential to disrupt our business and the business of our suppliers. Past developments related to the interactions between mainland China and Taiwan, especially in relation to trade activities such as bans on exports of goods from time to time, have on occasion depressed the transactions and business operations of certain Taiwanese companies and Taiwan’s overall economic environment. We cannot predict whether there will be escalation of the tensions between mainland China and Taiwan, which may lead to new bans or tariffs on exports or even conflict. A substantial amount of our revenue is derived from products manufactured in Taiwan and as a result, disruptions to business in Taiwan could also adversely impact our business and results of operations.
We are subject to potential political, legal and economic instability in Hong Kong.
We generated 56% of our revenue in Hong Kong in fiscal 2025, and 43% of our assets (by book value) were held in Hong Kong as of fiscal 2025. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business.
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
As a result of the Hong Kong National Security Law, in July 2020, the U.S. government enacted the Hong Kong Autonomy Act, authorizing the U.S. administration to impose blocking sanctions against individuals and entities determined to “materially contribute” to the erosion of Hong Kong’s autonomy. The Hong Kong Autonomy Act further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. On the same day, the U.S. President also issued Executive Order 13936 pursuant to which existing license exceptions and preferential status for Hong Kong under relevant U.S. export control laws and regulations were revoked. The combined effect of the Hong Kong National Security Law, the Hong Kong Autonomy Act and Executive Order 13936 have caused, and may continue to cause, substantial market uncertainties for businesses operating in Hong Kong. It is difficult to predict the full impact of the Hong Kong National Security Law and the resulting sanctions and other measures by the U.S. and foreign governments against Hong Kong. We cannot rule out the possibility of additional sanctions or other forms of penalties by the U.S. and foreign governments against Hong Kong, which may impact our ability to business in Hong Kong. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law (i.e., Hong Kong’s constitutional document) which provides Hong Kong with a high degree of autonomy and ensures its executive and legislative systems and independent judicial powers under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the political arrangement between the PRC and Hong Kong, thereby affecting the economic, political and legal environment in Hong Kong in the future. We cannot rule out the possibility of such change, which may impact our ability to conduct business in Hong Kong.
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
In addition, other customers and vendors may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our counterparts are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any such claims were to succeed, we might be forced to pay damages on behalf of our customers or vendors that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. Any dispute with a customer or vendor with respect to such obligations could have adverse effects on our relationship with such customer or vendor and other current and prospective customers or vendors and reduce demand for our solutions. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers or vendors, which in turn could hurt our relations with them and cause the sale of our products to decrease. Any of the foregoing could harm our business, financial condition and results of operations.
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
We cannot assure that any patents from any pending or future patent applications will be issued, and even if our pending patent applications are granted, the scope of the rights granted to us may not be meaningful, may not provide us with a commercial advantage and may be subject to reinterpretation after issuance. The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. We cannot guarantee that:
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
We rely on our information technology systems, as well as those of our vendors, suppliers and customers, to transmit, store and otherwise process electronic information (including sensitive data such as confidential business information and personal information relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. We and our vendors, suppliers and customers face various cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our sensitive or proprietary information, denial-of-service attacks, requests for money transfers, ransomware, as well as threats to the physical security of our facilities and employees. In addition, we face cybersecurity threats from entities that may seek to target us through our customers, vendors, subcontractors, employees and other third parties with whom we do business. We may experience cybersecurity threats such as viruses and attacks by hackers targeting our information technology systems. We can provide no assurance that our current information technology systems, or those of the third parties upon which we rely, are fully protected against such cyber security threats. Although such events have not had a material impact on our financial condition, results of operations or liquidity or reputation to date, future threats could, among other things: cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and the loss of business; as well as impact our results of operations materially. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. Due to the evolving nature of these cybersecurity threats, we cannot predict the potential impact of any future incident.
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
The laws outlined above are only a sample of the governmental laws, regulations and other legal obligations related to privacy, data protection and cybersecurity to which we may be subject. Various aspects of these laws, including their interpretation and enforcement, remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Because the interpretation and application of many such laws and regulations, remain uncertain and continue to evolve, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products or solutions, and we could face fines, lawsuits, regulatory investigations and other claims and penalties, and we could be required to fundamentally change our products or our business practices, all of which could have a material adverse effect on our business. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material adverse effect on our business, results of operations and financial condition.

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
The market price of our ordinary shares could decline as a result of substantial sales of our ordinary shares, particularly sales by our directors, executive officers and significant shareholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of May 3, 2025, we had outstanding a total of 171.2 million ordinary shares. All of these shares are freely tradable in the public market without restriction, except for any shares held by one of our existing “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of May 3, 2025, we also had outstanding a warrant to purchase up to 4.1 million of our ordinary shares and options and restricted stock units covering 13.0 million of our ordinary shares. All of the ordinary shares that are issuable upon exercise of the outstanding options and restricted stock units have been registered for public resale under the Securities Act. The warrants and ordinary shares will become eligible for sale in the public market to the extent such warrants and options are vested and exercised or such restricted stock units are settled, subject to compliance with applicable securities laws. Moreover, certain of our shareholders have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our shareholders.
Our actual operating results may not meet our guidance and investor expectations, which would likely cause our share price to decline.
From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish expectations regarding our business, financial condition and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our ordinary shares is likely to decline.
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
As of May 3, 2025, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 12.5% of our outstanding ordinary shares. As a result, such persons, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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
If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our outstanding equity, such person may be treated as a “United States shareholder” with respect to each controlled foreign corporation, or CFC, in our group. Because our group includes a U.S. subsidiary, certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether we are treated as a CFC). A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of such CFC’s “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property, regardless of whether we make any distributions to the United States shareholder. An individual that is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We are not required to assist investors in determining whether we are or any of our non-U.S. subsidiaries is treated as a CFC or whether any investor is treated as a United States shareholder with respect to us or our non-U.S. subsidiaries or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. The United States Internal Revenue Service has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and tax paying obligations with respect to foreign-controlled CFCs. A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ordinary shares.
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
Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying and managing material risk from cybersecurity threats. These policies and processes are intended to protect the confidentiality, integrity and availability of our critical information systems and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature.
We conduct periodic risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards in place to manage such risks. We also use third-party service providers from time to time in connection with our risk assessment processes.
As part of our overall risk management program, we provide training to employees at all levels on cybersecurity awareness and the protection of confidential information. In addition, we have established a cybersecurity incident response process that includes procedures for detecting and responding to cybersecurity incidents. The Company also participates in a cybersecurity risk insurance policy.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See Item 1A, “Risk Factors,” in this annual report on Form 10-K , including the risk factors entitled “Cybersecurity breaches, cyberattacks and other disruptions to information technology systems could disrupt our operations, compromise the confidentiality of our data or our intellectual property, and adversely affect our business, reputation, operations and financial results” and “Our business may be impacted by information technology system failures or network disruptions and lack of redundancy” in this Annual Report on Form 10-K for additional information about our cybersecurity-related risks.
Cybersecurity Governance
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
In fiscal 2025 the Audit Committee and the NCG Committee received reports on our cybersecurity risk management initiatives. In addition, our management team updates the Board with respect to the Company’s overall cybersecurity risk posture and initiatives in order to improve our cybersecurity risk controls. As necessary, the Audit Committee will oversee management’s responses to any significant cybersecurity incidents including any disclosures required by law. The full Board also receives a briefing from management on our cyber risk management program at least annually.
Our management team, which includes our IT management team, is responsible for day-to-day implementation, management and evaluation of our cybersecurity risk assessment and management processes. The IT management team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Legal Officer, Chief of Staff and internal audit function, as needed. Our IT management team supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Director of IT has served in various roles in information technology and information security for over 15 years.
Our cybersecurity incident response process is designed to escalate significant cybersecurity incidents to a team of business leaders, including, but not limited to, our Chief of Staff, Chief Legal Officer and Chief Financial Officer. In the case of a cybersecurity incident, this team of business leaders will work with our incident response team to help determine the severity of the impact of a cybersecurity incident, as well as to help mitigate and remediate cybersecurity incidents of which they are notified. The incident response team will also work under the oversight of legal counsel and the Audit Committee to determine whether an incident is material for disclosure purposes under applicable law.
Item 2. Properties
The following table presents the approximate square footage of our significant leased facilities as of May 3, 2025:

		(Square Feet)
Locations	Primary Use	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	88,896
Mainland China	Research and design, administration and operations	85,446
Taiwan	Research and design, administration and operations	69,150
Hong Kong	Administration and operations	7,088
	Total	250,580
(1) Lease terms expire in various years from 2025 through 2030, and generally include renewals at our option.
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
Since our initial public offering in January 2022, our ordinary shares have been traded on the Nasdaq Global Select Market under the symbol “CRDO”. Prior to that time, there was no public market for our ordinary shares.
Holders
On June 13, 2025, there were 58 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our ordinary shares on behalf of shareholders.
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
The graph below compares the cumulative total return on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index during the period from January 27, 2022 to May 3, 2025. The graph compares a $100 investment on January 27, 2022 in our ordinary shares with a $100 investment on January 27, 2022 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.
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
A discussion regarding our financial condition and our results of operations for the fiscal year ended May 3, 2025 compared to the fiscal year ended April 27, 2024 is presented below. A discussion regarding our results of operations for the fiscal year ended April 27, 2024 compared to the fiscal year ended April 29, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2024, filed with the SEC on June 24, 2024.
Overview
At Credo, our mission is to redefine high-speed connectivity by delivering breakthrough solutions that enable the next generation of AI-driven applications. We are committed to enabling faster, more reliable, more energy-efficient, and scalable solutions that support the ever-expanding demands of AI, cloud computing and hyperscale networks. Our connectivity solutions are optimized for optical and electrical Ethernet and PCIe applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and emerging 1.6T (or Terabits per second) ethernet markets and the 32G PCIe5 and upcoming 64G PCIe6 markets. Our products are based on our Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
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
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers), as well as general compute, AI/ML infrastructure, multi-service operators (MSOs) and mobile network operators (MNOs). The demands for increased bandwidth, improved power and cost efficiency and heightened security have simultaneously and dramatically expanded as work, education and entertainment have rapidly digitized across myriad endpoint users.
We design, market and sell both product, software and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies. We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the part or license the IP to the broader market.
During fiscal 2025 and 2024, we generated $436.8 million and $193.0 million in total revenue, respectively. Product sales and product engineering services revenue comprised 97% and 85% of our total revenue in fiscal 2025 and 2024, respectively, and IP license revenue represented 3% and 15% of our total revenue in fiscal 2025 and 2024, respectively. Geographically, 15% and 31% of our total revenue in fiscal 2025 and 2024 was generated from customers in North America, and 85% and 69% of our total revenue in fiscal 2025 and 2024 was generated from customers in the rest of the world, primarily in Asia. During fiscal 2025 and 2024, we generated $52.2 million of net income and $28.4 million of net loss, respectively.
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

	Year Ended
	May 3, 2025	April 27, 2024
Revenue:
Customer E	63%	20%
Customer F	*	26%
Customer B	*	15%
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
Components of Our Operating Results
Revenue
Our revenues consist of sales of our products, licensing of and providing engineering services related to our IP and providing product engineering services. Product sales primarily consist of shipments of our ICs and AEC products. IP license revenue includes fees from licensing of our SerDes IP and related engineering and support fees and royalties. Product engineering consists of engineering fees associated with integration of our technology solutions into our customers’ products. Our customers are primarily OEMs who design and manufacture end market devices for the communications and enterprise networks markets. Our revenue is driven by various trends in these markets. Our revenue is also impacted by changes in the number and average selling prices of our IC products.
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
General and administrative expenses consist primarily of personnel costs including salaries, benefits and share-based compensation, related to corporate, finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses including allocated facilities expenses.
Impairment Charges
Impairment charges consist primarily of impairment of property and equipment and third-party IP licenses for assets no longer in service or for future products that did not reach production qualification.

Other Income and Expense, Net
Other income and expense, net consists primarily of interest income from cash and cash equivalents and short-term investments and interest expense relating to certain purchases of computer equipment and software.
Provision for Income Taxes
Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
Results of Operations
Years Ended May 3, 2025 and April 27, 2024

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of total revenue:

	Year Ended
	May 3, 2025	April 27, 2024
Revenue:
Product sales	94.4%	75.2%
Product engineering services	2.8%	10.3%
IP license	2.9%	14.5%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product sales revenue	34.9%	36.5%
Cost of product engineering services revenue	0.3%	1.2%
Cost of IP license revenue	—%	0.4%
Total cost of revenue	35.2%	38.1%
Gross margin	64.8%	61.9%
Operating expenses:
Research and development	33.4%	49.5%
Selling, general and administrative	22.6%	31.2%
Impairment charges	0.3%	0.4%
Total operating expenses	56.3%	81.1%
Operating income (loss)	8.5%	(19.2)%
Other income (expense), net	4.1%	7.4%
Income (loss) before income taxes	12.6%	(11.8)%
Provision (benefit) for income taxes	0.7%	2.9%
Net income (loss)	11.9%	(14.7)%
Comparison of Years Ended May 3, 2025 and April 27, 2024
Revenue

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Product sales	$412,177	$145,048	184.2%
Product engineering services	12,122	19,898	(39.1)%
IP license	12,476	28,024	(55.5)%
Total revenue	$436,775	$192,970	126.3%
Revenue for fiscal 2025 increased by $243.8 million compared to fiscal 2024 primarily due to increases in product sales revenue of $267.1 million, offset by reductions in product engineering services revenue and IP license revenue of $7.8 million and $15.5 million, respectively.
The increase in product sales revenue was primarily due to a significant increase in volume unit shipments for AEC products which contributed over 95% of the increase in product sales revenue.
The decrease in product engineering services revenue was due to the completion of certain product engineering services arrangements resulting in a decrease in engineering time of 55%.

The decrease in IP license revenue was primarily due to fewer contracts entered into during fiscal 2025 as compared to fiscal year 2024.
Cost of Revenue

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Cost of product sales revenue	$152,381	$70,498	116.1%
Cost of product engineering services revenue	1,314	2,225	(40.9)%
Cost of IP license revenue	171	816	(79.0)%
Total cost of revenue	$153,866	$73,539	109.2%
Total cost of revenue increased by $80.3 million primarily due to an $81.9 million increase in cost of product sales revenue. The increase was driven by the significant increase of unit shipments for our AEC products discussed above.
Gross Profit and Gross Margin

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Gross profit	$282,909	$119,431	136.9%
Gross margin	64.8%	61.9%
Gross margin increased by 2.9 percentage points in fiscal 2025 primarily driven by our product sales business gaining scale from the improvements in our operating leverage.

Research and Development

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Research and development	$145,994	$95,531	52.8%
% of total revenue	33.4%	49.5%
Research and development expenses for fiscal 2025 increased by $50.5 million compared to fiscal 2024. The increase was due primarily to a $20.6 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $13.3 million increase in personnel costs primarily as a result of new hires for product development, a $10.0 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $3.6 million increase in depreciation expense driven by increased computer equipment and software and laboratory equipment utilized in research and development activities.

Selling, General and Administrative

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Selling, general and administrative	$98,918	$60,193	64.3%
% of total revenue	22.6%	31.2%
Selling, general and administrative expenses for fiscal 2025 increased by $38.7 million compared to fiscal 2024. The increase was due primarily to a $17.7 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $10.3 million increase in personnel costs as a result of higher selling, general and administrative headcount and a $5.6 million increase in external consultation fees relating to general and administrative expenses.
Impairment Charges

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Impairment charges	$873	$765	14.1%
% of total revenue	0.3%	0.4%
Impairment charges incurred in fiscal 2025 and 2024 were primarily related to the impairments of property and equipment and third-party IP license that did not reach production qualification.
Provision for Income Taxes

	Year Ended		% Change
	May 3, 2025	April 27, 2024
	(in thousands, except percentages)
Provision for income taxes	$2,687	$5,624	(52.2)%
% of total revenue	0.7%	2.9%
Provision for income taxes in fiscal 2025 decreased by $2.9 million compared to the same period in fiscal 2024. The decrease was primarily due to the tax expense related to the establishment of a full valuation allowance in the U.S. in fiscal 2024.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing IP customization services and conducting research and development of our products and technology. As of May 3, 2025 and April 27, 2024, we had cash and cash equivalents of $236.3 million and $66.9 million, respectively, and working capital of $605.8 million and $485.6 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See also Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Year Ended
	May 3, 2025	April 27, 2024
	(in thousands)
Net cash provided by operating activities	$65,083	$32,737
Net cash provided by (used in) investing activities	$111,990	$(249,485)
Net cash provided by (used in) financing activities	$(7,728)	$175,276
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $65.1 million for fiscal 2025. The cash inflows from operating activities for fiscal 2025 were primarily due to net income of $52.2 million adjusted for the following non-cash items: share-based compensation expense of $77.4 million, depreciation and amortization of $21.9 million and other non-cash items of $22.0 million. This was offset by $108.4 million of cash outflows for working capital purposes. The cash outflows from working capital for fiscal 2025 were primarily driven by (a) an increase in accounts receivable of $102.5 million primarily due to increased sales in the fiscal 2025 compared to fiscal 2024 and timing of collection; (b) and an increase in inventory of $70.5 million to support unfulfilled backlog and related new product ramps. This was offset by increases in accounts payable of $41.9 million and accrued compensation and other liabilities of $15.9 million due to increased purchases of inventory to support growing demand for our products.
Net cash used in operating activities was $32.7 million for fiscal 2024. The cash inflows from operating activities for fiscal 2024 were primarily due to $28.4 million of net loss adjusted for the following non-cash items: share-based compensation expense of $39.0 million, depreciation and amortization of $13.8 million and other non-cash items of $9.0 million. This was offset by $0.7 million of cash outflows for working capital purposes. The cash outflows from working capital for fiscal 2024 were primarily driven by (a) an increase in accounts receivable of $10.1 million primarily due to increased sales in the fiscal 2024 compared to fiscal 2023 and timing of collection; (b) and an increase in contract assets of $12.1 million primarily driven by certain IP licensing and engineering services arrangements where certain billing milestones had not yet been reached but the criteria for revenue had been met. This was offset by a decrease in inventory of $15.8 million primarily driven by tightened production management and increased product sales compared to fiscal 2023.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities of $112.0 million for fiscal 2025 was attributable to maturities of investment in certificates of deposit of $406.8 million, partially offset by purchases of property and equipment of $36.1 million and investments in certificates of deposit of $258.7 million. Purchases of property and equipment primarily relate to mask sets purchases for new products introduced or in process of being introduced and computer equipment and software used for research and development purposes.
Net cash used in investing activities of $249.5 million for fiscal 2024 was attributable to purchases of property and equipment of $15.7 million and investment in certificates of deposit of $403.6 million, partially offset by maturities of investment in certificates of deposits of $169.8 million. Purchases of property and equipment primarily relate to mask sets purchases for new products introduced or in process of being introduced and computer equipment and software used for research and development purposes.

Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities of $7.7 million for fiscal 2025 was primarily attributable to $9.3 million tax withheld related to RSU settlement and $6.3 million in payments for long-term technology license obligations, offset by $7.8 million in proceeds from exercises of employee share options and the issuance of shares under our employee share purchase plan.
Net cash provided by financing activities of $175.3 million for fiscal 2024 was primarily attributable to $173.4 million proceeds from issuance of ordinary shares in connection with our follow-on public offering, net of offering costs, $7.1 million in proceeds from exercises of employee share options and the issuance of shares under our employee share purchase plan, offset by $3.1 million in payments for long-term technology license obligations and $2.2 million tax withheld related to RSU settlement.
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
We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, variable consideration from revenue contracts, determination of the fair value of share awards, and the realization of tax assets and estimates of tax reserves. Actual results may differ from those estimates and such differences may be material to the financial statements.
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
We account for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument, based on the specific terms of the warrant agreement. We analyze the probability of vesting of each tranche of the warrant based on the demand forecast from the customer. When we determine that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense is amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
Inventory Valuation
We value our inventory, which includes raw materials, assembly and test, and other manufacturing costs, at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We regularly review inventory quantities on hand and non-cancellable purchase commitments and record write-downs for excess and obsolete inventory based primarily on the shipment history and our estimated forecast of product demand. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction. If the future demand for our products is less favorable than our forecasts, the value of the inventories may be required to be reduced, which could result in additional expense to us and affect our results of operations. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserve. However, if estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material.
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
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that a hypothetical adverse change in exchange rates would have had on our financial statements, with all other variables held constant. If the U.S. dollar weakened by 10%, our operating expense in fiscal 2025 would have increased by approximately 2%.

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
CREDO TECHNOLOGY GROUP HOLDING LTD
CONSOLIDATED FINANCIAL STATEMENTS
Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Credo Technology Group Holding Ltd (the Company) as of May 3, 2025 and April 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended May 3, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 3, 2025 and April 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 3, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 3, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 1, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Valuation
Description of the Matter
The Company’s inventories totaled $90.0 million as of May 3, 2025, representing 11.1% of total assets. As explained in Note 2 to the consolidated financial statements, the Company values inventories at the lower of cost and net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

Auditing management’s estimates for net realizable value of excess and obsolete inventory involved subjective auditor judgment because management’s assessment of whether a write down is required and the measurement of any excess of cost over net realizable value is judgmental and considers qualitative factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including demand for the Company’s products, which considers adjustments to sales forecasts for specific product considerations, including but not limited to new product launches.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory write-down process. This included controls over management’s assessment of net realizable value, including the determination of forecasted usage of inventories.

Our audit procedures included, among others, evaluating the product demand assumptions stated above and testing the completeness and accuracy of the underlying data used in management’s excess and obsolete inventory valuation assessment. We evaluated inventory levels compared to forecasted product demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses over the product demand assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Jose, California
July 1, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on Internal Control Over Financial Reporting
We have audited Credo Technology Group Holding Ltd’s internal control over financial reporting as of May 3, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Credo Technology Group Holding Ltd (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 3, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 3, 2025 and April 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended May 3, 2025, and the related notes and our report dated July 1, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
July 1, 2025

Credo Technology Group Holding Ltd
Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 3, 2025	April 27, 2024
Assets
Current assets:
Cash and cash equivalents	$236,328	$66,942
Short-term investments	195,010	343,061
Accounts receivable	162,144	59,662
Inventories	90,029	25,907
Other current assets	30,023	34,693
Total current assets	713,534	530,265
Property and equipment, net	63,631	43,665
Right of use assets	15,234	13,077
Other non-current assets	16,858	14,925
Total assets	$809,257	$601,932
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$56,158	$13,417
Accrued compensation and benefits	16,097	9,000
Other current liabilities	35,456	22,203
Total current liabilities	107,711	44,620
Non-current operating lease liabilities	12,693	11,133
Other non-current liabilities	7,271	5,981
Total liabilities	127,675	61,734
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 171,169 and 164,305 shares issued and outstanding at May 3, 2025 and April 27, 2024, respectively	8	8
Additional paid in capital	765,173	676,054
Accumulated other comprehensive loss	(437)	(519)
Accumulated deficit	(83,162)	(135,345)
Total shareholders' equity	681,582	540,198
Total liabilities and shareholders' equity	$809,257	$601,932
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Revenue:
Product sales	$412,177	$145,048	$141,475
Product engineering services	12,122	19,898	10,780
IP license	12,476	28,024	31,939
Total revenue	436,775	192,970	184,194
Cost of revenue:
Cost of product sales revenue	152,381	70,498	75,143
Cost of product engineering services revenue	1,314	2,225	972
Cost of IP license revenue	171	816	1,885
Total cost of revenue	153,866	73,539	78,000
Gross profit	282,909	119,431	106,194
Operating expenses:
Research and development	145,994	95,531	76,774
Selling, general and administrative	98,918	60,193	48,248
Impairment charges	873	765	2,407
Total operating expenses	245,785	156,489	127,429
Operating income (loss)	37,124	(37,058)	(21,235)
Other income, net	17,746	14,313	3,321
Income (loss) before income taxes	54,870	(22,745)	(17,914)
Provision (benefit) for income taxes	2,687	5,624	(1,367)
Net income (loss)	$52,183	$(28,369)	$(16,547)
Net income (loss) per share:
Basic	$0.31	$(0.18)	$(0.11)
Diluted	$0.29	$(0.18)	$(0.11)
Weighted-average shares used in computing net income (loss) per share:
Basic	167,505	155,091	146,556
Diluted	181,158	155,091	146,556
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Net income (loss)	$52,183	$(28,369)	$(16,547)
Other comprehensive income (loss):
Foreign currency translation income (loss)	82	(328)	(214)
Total comprehensive income (loss)	$52,265	$(28,697)	$(16,761)
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 30, 2022	144,755	$7	$424,562	$23	$(90,429)	$334,163
Ordinary shares issued under employee share incentive plans	3,896	—	5,497	—	—	5,497
Share-based compensation	—	—	23,516	—	—	23,516
Warrant contra revenue	—	—	1,220	—	—	1,220
Total comprehensive loss	—	—	—	(214)	(16,547)	(16,761)
Balances at April 29, 2023	148,651	$7	$454,795	$(191)	$(106,976)	$347,635
Issuance of common stock in connection with secondary public offering, net of offering costs	10,440	1	173,415	—		173,416
Ordinary shares issued under employee share incentive plans	5,329	—	7,055	—	—	7,055
Tax withheld related to RSU settlement	(115)		(2,158)			(2,158)
Share-based compensation	—	—	39,022	—	—	39,022
Warrant contra revenue	—	—	3,925	—	—	3,925
Total comprehensive loss	—	—	—	(328)	(28,369)	(28,697)
Balances at April 27, 2024	164,305	$8	$676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under employee share incentive plans	7,057	—	7,831	—	—	7,831
Tax withheld related to RSU settlement	(194)	—	(9,253)	—	—	(9,253)
Share-based compensation	—	—	77,355	—	—	77,355
Warrant contra revenue	—	—	13,186	—	—	13,186
Total comprehensive income	—	—	—	82	52,183	52,265
Balances at May 3, 2025	171,169	$8	$765,173	$(437)	$(83,162)	$681,582

The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Cash flows from operating activities:
Net income (loss)	$52,183	$(28,369)	$(16,547)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,938	13,771	9,514
Share-based compensation	77,355	39,022	23,516
Warrant contra revenue	13,186	3,925	1,220
Write-downs for excess and obsolete inventory	7,952	4,354	5,693
Impairment of assets	873	765	2,407
Changes in operating assets and liabilities
Accounts receivable	(102,482)	(10,121)	(20,017)
Inventories	(70,470)	15,762	(24,379)
Other current assets	4,596	(19,836)	2,121
Other non-current assets	2,089	(654)	(7,977)
Accounts payable	41,930	8,806	(3,843)
Accrued compensation and other liabilities	15,933	5,312	3,677
Net cash provided by (used in) operating activities	65,083	32,737	(24,615)
Cash flows from investing activities:
Purchases of property and equipment	(36,061)	(15,652)	(21,713)
Purchases of short-term investments	(258,726)	(403,587)	(159,228)
Maturities of short-term investments	406,777	169,754	50,000
Net cash provided by (used in) investing activities	111,990	(249,485)	(130,941)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares in connection with public offering, net of offering costs	—	173,431	—
Payments on technology license obligations	(6,306)	(3,052)	(616)
Proceeds from employee share incentive plans	7,831	7,055	5,501
Tax withheld related to RSU settlement	(9,253)	(2,158)	—
Net cash provided by (used in) financing activities	(7,728)	175,276	4,885
Effect of exchange rate changes on cash	41	(169)	(68)
Net increase (decrease) in cash and cash equivalents	169,386	(41,641)	(150,739)
Cash and cash equivalents at beginning of the year	66,942	108,583	259,322
Cash and cash equivalents at end of the year	$236,328	$66,942	$108,583
Supplemental cash flow information:
Income taxes paid	$1,447	$1,054	$1,204
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$8,877	$8,287	$10,909
The accompanying notes are an integral part of these consolidated financial statements.

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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The fiscal years ended April 27, 2024 (fiscal year 2024) and April 29, 2023 (fiscal year 2023) were both 52-week fiscal years. The fiscal year ended May 3, 2025 (fiscal year 2025) was a 53-week fiscal year.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.
Foreign Currency
All of the Company’s subsidiaries use U.S. dollars as their functional currency, except for its entities located in Taiwan and mainland China. The functional currencies of these entities are their respective local currency. Foreign currency assets and liabilities are remeasured into the functional currencies at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rates in effect during the period the transactions occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the consolidated statements of operations as part of ‘other income (expense), net’. Translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders' equity.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral from them. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. Management does not believe that an allowance for credit losses is needed as of May 3, 2025 or April 27, 2024 based on review of credit worthiness of the customers and their payment histories.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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

Asset Category	Useful Life (in years)
Computer equipment and software	3
Laboratory equipment	5
Production equipment	2 - 7
Leasehold improvements	5 or remaining lease term
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Revenue Recognition
The Company’s revenues consist of sales of its products, licensing of its IP and providing product and IP license engineering services. Product sales consist of shipments of its ICs and AEC products. IP license revenue includes fees from licensing of the Company’s SerDes IP and related support and royalties. Product and IP license engineering services revenue consists of engineering fees associated with integration of the Company’s technology solutions into its customers’ products and IP, respectively. The Company’s customers are primarily original equipment manufacturers who design and manufacture end market devices for the communications and enterprise networks markets. The Company’s revenue is driven by various trends in these markets. The Company’s revenue is also impacted by changes in the number and average selling prices of its IC products.
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. The Company also considers the constraint on estimates of variable consideration when estimating the total transaction price. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional other than the passage of time. The Company recognizes deferred revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products or services.
Product Sales - The Company transacts with customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. The Company offers standard performance warranties of twelve months after product delivery and offers limited product return rights to certain distributors. The Company recognizes product sales when it transfers control of promised goods in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates. As of May 3, 2025 and April 27, 2024, the sales returns and rebate reserves were not material.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities and includes salaries, share-based compensation, employee benefits, occupancy costs, pre-production engineering mask costs, and prototype wafer, packaging and test costs. Research and development costs are expensed as incurred.
Share-Based Compensation
The Company records compensation expense in connection with share-based awards granted to employees and non-employees in accordance with guidance related to share-based payments. This guidance requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award. The Company generally amortizes share-based compensation expense under the straight-line attribution method over the vesting period of the share-based award. For performance-based awards, the Company amortizes share-based compensation expense under the graded vesting method over the vesting period of the award. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of ordinary share options on the dates of grant. Calculating the fair value of share options using the Black-Scholes model requires inputs and assumptions, including the fair value of the Company’s ordinary shares, the expected term of share options and share price volatility. The Company estimates the expected life of options granted based on the simplified method. The Company estimates the volatility of

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
its ordinary shares on the date of grant based on the Company’s historical stock price volatility. The Company has not paid and has no current plans to pay dividends. The Company accounts for forfeitures as they occur.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of ordinary and potentially dilutive shares outstanding during the period using the treasury stock method. Under the treasury stock method, the effect of equity awards outstanding is not included in the computation of diluted net income (loss) per share for periods when their effect is anti-dilutive.
Segment Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates and manages its business in one operating and one reportable segment. See “Note 13. Segment and Geographic Information” for the Company’s revenue by country and location of long-lived assets.
Accounting Pronouncement Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023,

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of fiscal year 2025 on a retrospective basis. The adoption did not have a material impact to the Company’s consolidated financial statements. Refer to ‘Note 13. Segment and Geographic Information’ for further details.
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
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	May 3, 2025	April 27, 2024
Customer A	86%	53%
Customer B	*	23%

	Year Ended
Revenue	May 3, 2025	April 27, 2024	April 29, 2023
Customer A	67%	39%	46%
Customer B	*	15%	*
Customer C	*	*	13%
Customer D	*	*	12%
* Less than 10% of total accounts receivable or total revenue.
The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the high level of credit worthiness of its customers and the relatively short collection terms. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed-fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of May 3, 2025 and April 27, 2024.
Contract assets are presented within the “Other current assets” caption on the Consolidated Balance Sheet. The Company had a contract asset balance of $9.9 million as of May 3, 2025, compared to $22.3 million as of April 27, 2024. The decrease in contract assets of $12.4 million was primarily driven by IP licensing and engineering services arrangements where certain billing milestones were reached during fiscal 2025 while the criteria for recognition of revenue had previously been met.
Deferred revenue is presented within the “Other current liabilities” and “Other non-current liabilities” captions on the Consolidated Balance Sheet. The Company had a deferred revenue balance of $1.5 million as of May 3, 2025, compared to $4.0 million as of April 27, 2024. The decrease in deferred revenue of $2.5 million was primarily due to revenue recognized from a customer advance.
During the year ended May 3, 2025, the Company recognized $3.9 million of revenue that was included in the deferred revenue balance as of April 27, 2024. During the year ended April 27, 2024, the Company recognized $4.1 million of revenue that was included in the deferred revenue balance as of April 29, 2023. During the year ended April 29, 2023, the Company recognized $1.2 million of revenue that was included in the deferred revenue balance as of April 30, 2022.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $4.8 million and the satisfied but unrecognized performance obligations was approximately $1.1 million as of May 3, 2025, which the Company expects to recognize over the next fiscal year. The Company applied constraints on the satisfied but unrecognized performance obligations due to uncertainty around the collectability of milestone payments.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4.1 million of our ordinary shares at an exercise price of $10.74 per share (the “Customer Warrant”). The exercise period of the Warrant is through the seventh anniversary of the issue date. The shares issuable vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to the Company, up to $201.0 million in aggregate payments. A total of 4.1 million and 1.1 million Warrant shares were vested as of May 3, 2025 and April 27, 2024, respectively.
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
During the fiscal years ended May 3, 2025, April 27, 2024 and April 29, 2023, the Company recognized $13.2 million, $3.9 million and $1.2 million, respectively, as contra revenue within the product sales revenue on the consolidated statements of operations. The contra revenue impact associated with the Warrant has been fully amortized as of May 3, 2025.

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
The following tables present the fair value of the financial instruments measured on a recurring basis, or measured at amortized cost which approximates fair value, as of May 3, 2025 and April 27, 2024 (in thousands).

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$148,036	$—	$—	$148,036
Certificates of deposit	—	$65,137	—	$65,137
Short-term investments:
Certificates of deposit	—	195,010	—	195,010
Total cash equivalents and short-term investments	$148,036	$260,147	$—	$408,183

	April 27, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,175	$—	$—	$57,175
Short-term investments:
Certificates of deposit	—	343,061	—	343,061
Total cash equivalents and short-term investments	$57,175	$343,061	$—	$400,236
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of May 3, 2025 and April 27, 2024, there were no unrealized loss or gains associated with the Company’s financial instruments. The interest income recognized during the years ended May 3, 2025, April 27, 2024 and April 29, 2023 was $18.8 million, $15.3 million and $4.7 million, respectively.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	May 3, 2025	April 27, 2024
Raw materials	$12,734	$9,415
Work in process	24,583	7,470
Finished goods	52,712	9,022
	$90,029	$25,907

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	May 3, 2025	April 27, 2024
Production equipment	$44,789	$27,608
Computer equipment and software	27,901	18,271
Laboratory equipment	21,944	19,840
Leasehold improvements	3,222	2,525
Others	291	534
Construction in progress	9,687	3,616
	107,834	72,394
Less: accumulated depreciation and amortization	(44,203)	(28,729)
	$63,631	$43,665
Depreciation and amortization expense, excluding the asset impairment charges, for the years ended May 3, 2025, April 27, 2024 and April 29, 2023, was $21.9 million, $13.8 million, and $9.5 million, respectively. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s products.
During the years ended May 3, 2025, April 27, 2024 and April 29, 2023, the Company recorded impairment charges of $0.9 million, $0.8 million and $2.4 million, respectively. Generally, the impairment charges were related to impairment of property and equipment or third-party IP licenses for future products that did not reach production qualification.
Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 3, 2025	April 27, 2024
Accrued expenses	$12,202	$8,832
Accruals relating to inventory purchases	10,164	778
Current payables relating to purchases of property and equipment	8,420	5,950
Current portion of operating lease liabilities	3,342	2,741
Other	1,328	3,902
	$35,456	$22,203
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	May 3, 2025	April 27, 2024
Non-current payables relating to purchases of property and equipment	$5,762	$4,950
Other non-current liabilities	1,509	1,031
	$7,271	$5,981
7. Commitments and Contingencies
Non-Cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of May 3, 2025 were as follows (in thousands):

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
2026	$34,675	$11,795	$46,470
2027	5,013	8,228	13,241
2028	3,800	350	4,150
2029	—	350	350
Total unconditional purchase commitments	$43,488	$20,723	$64,211
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of May 3, 2025, the total value of non-cancelable inventory purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $30.3 million. Such purchase commitments are included in the preceding table.
The Company has a manufacturing supply capacity reservation agreement with an assembly subcontractor as of May 3, 2025. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the remaining term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $13.2 million for the fiscal year 2026 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $8.1 million as of May 3, 2025, of which $2.2 million was recorded in other current assets and $5.9 million was recorded in other non-current assets on the consolidated balance sheets.
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
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of May 3, 2025 and April 27, 2024.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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

8. Ordinary Shares
The Company filed the Amended and Restated Memorandum of Association with Cayman Islands, which authorized 1,000 million ordinary shares, par value $0.00005 per share and 50 million preferred shares.
Each ordinary share is entitled to one vote per share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all other classes of shares outstanding.
9. Share Incentive Plan
2015 Stock Plan
The Company adopted the 2015 Stock Plan (the 2015 Plan) in February 2015. The 2015 Plan was an equity incentive program under which employees of the Company or its subsidiary corporations (including officers), non-employee members of the Company’s board of directors, and consultants to the Company or its subsidiary corporations were offered an opportunity to acquire the Company’s ordinary shares. The 2015 Plan provided both for the direct award or sale of ordinary shares (RSAs) and for the grant of options to purchase ordinary shares. Options granted under the 2015 Plan were Incentive Stock Options (ISOs) intended to qualify under Title 26 U.S. Code Section 422 or Non-qualified Stock Options (NSOs) which were not intended to so qualify. Only employees, outside directors and consultants of either the Company or a subsidiary of the Company, were eligible for the grant of NSO or the direct award or sale of ordinary shares. Only employees of either the Company or of a subsidiary of the Company, were eligible for the grant of ISOs.
As of January 27, 2022, the 2015 Plan has ceased to be available for grants of new awards. Prior to the aforementioned cessation of the 2015 Plan for new grants and as of April 30, 2022, 26.0 million ordinary shares were authorized for issuance under the 2015 Plan. Options under the 2015 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s Board of Directors. Both RSAs and options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of information related to share option activity, excluding options early exercised, is as follows:

	Outstanding Share Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of April 30, 2022	11.4	$1.94	7.12	$103.4
Options exercised and vested	(2.2)	$1.48
Options canceled/ forfeited	(0.2)	$3.34
Balances as of April 29, 2023	8.9	$2.02	6.22	$0.1
Options exercised and vested	(2.3)	$1.98
Options canceled/ forfeited	(0.2)	$4.64
Balances as of April 27, 2024	6.4	$1.97	5.30	$106.5
Options exercised and vested	(2.9)	$1.64
Options canceled/ forfeited	—	$4.58
Balances as of May 3, 2025	3.5	$2.23	4.79	$162.8
Vested or expected to vest as of May 3, 2025	3.5	$2.23	4.79	$162.8
Exercisable as of May 3, 2025	3.5	$2.21	4.78	$161.6
During the years ended May 3, 2025, April 27, 2024 and April 29, 2023, the total intrinsic value of options exercised was $130.5 million, $36.2 million and $22.2 million, respectively. The weighted-average grant date fair value of options vested was $1.64, $1.52 and $1.41 per share for the years ended May 3, 2025, April 27, 2024 and April 29, 2023, respectively.
The total grant date fair value of share options that vested was $6.8 million, $13.3 million and $15.6 million as of May 3, 2025,April 27, 2024 and April 29, 2023, respectively. As of May 3, 2025, the total unrecognized compensation cost was $0.1 million related to share options, which are expected to be recognized over a weighted-average period of 0.21 years.
2021 Long-Term Incentive Plan
In December 2021, the Company adopted the 2021 long-term incentive plan (the 2021 Plan). Upon the adoption, the 2021 Plan had 19.9 million ordinary shares reserved for issuance. Awards granted under the 2021 Plan may include, but are not limited to, options, time-based restricted share units (RSUs) and performance-based restricted share units (PSUs). RSU and PSU awards are denominated in ordinary shares, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. None of the awards granted under the 2021 Plan as of May 3, 2025 allowed cash settlement. Awards under the 2021 Plan generally vest over 4 years. As of May 3, 2025, 18.9 million shares remained available for future issuance under the 2021 Plan.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of time-based RSU activity is as follows:

	Number of shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of 4/30/2022	4.1	$10.26	1.65	$45.6
Granted	5.5	$12.34
Vested	(1.4)	$10.17
Canceled/ forfeited	(0.4)	$10.80
Balances as of 4/29/2023	7.8	$11.66	1.65	$63.2
Granted	5.4	$20.08
Vested	(2.6)	$11.98
Canceled/ forfeited	(0.4)	$11.49
Balances as of 4/27/2024	10.1	$16.11	1.52	$188.2
Granted	3.9	$59.10
Vested	(4.0)	$15.53
Canceled/ forfeited	(0.6)	$20.05
Balances as of 5/03/2025	9.5	$33.88	1.39	$458.1
Expected to vest as of May 03, 2025	9.5	$33.88	1.39	$458.1
As of May 3, 2025, unamortized compensation expense related to RSUs was $318.6 million. The unamortized compensation expense for RSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.66 years.
During fiscal year 2025, the Company granted 0.2 million PSUs to certain named executive officers which will be eligible to become earned between 0% and 200% of target levels based on the Company’s achievement of specified revenue goals for the fiscal year ending May 2, 2026. At the end of such fiscal year, the Compensation Committee will measure the achievement of such goals and determine the number of Refresh PSUs that have become earned based on performance (the Achievement PSUs). The Achievement PSUs will then be subject to a service-based vesting requirement over an additional three-year period, with 25% on the number of Achievement PSUs vesting on each of June 10, 2026, June 10, 2027, June 10, 2028 and June 10, 2029. In the event of a termination of service due to an executive’s death or disability, any unvested PSUs will vest in full as of the date of termination with respect to the number of Achievement PSUs (or target PSUs, if the number of Achievement PSUs has not yet been determined).
As of May 3, 2025, the PSUs remain unvested and there were no cancellations/forfeitures. The weighted-average grant date fair value of the PSUs was $43.70 with a weighted-average remaining contractual term of 2.5 years and aggregate intrinsic value of $10.1 million As of May 3, 2025, unamortized compensation expense related to PSUs was $17.1 million.
Employee Stock Purchase Plan
In January 2022, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the ESPP, a total of 3.8 million shares have been authorized for the grant of shares and participants can purchase the Company’s ordinary shares using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the ESPP, the “look-back” period for the share purchase price is 24 months. Offering and purchase periods begin on January 1 and July 1 of each year. Participants will be granted the right to purchase ordinary shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
During the years ended May 3, 2025, April 27, 2024 and April 29, 2023, 0.2 million, 0.3 million and 0.2 million shares were issued under the ESPP, respectively. As of May 3, 2025, 6.0 million shares remained available for future issuance under the ESPP.
The following weighted-average assumptions to calculate the fair value of ordinary shares to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model in the periods presented:

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Grant date fair value	10.51	6.04	4.27
Expected volatility	74.99%	56.13%	34.00%
Expected term (in years)	1.18	1.33	0.93
Risk-free interest rate	4.74%	3.40%	1.54%
Expected dividend yield	—%	—%	—%
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation cost included in the consolidated statements of operations (in thousands).

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Cost of revenue	$1,194	$1,131	$634
Research and development	41,930	21,359	13,326
Selling, general and administrative	34,231	16,532	9,556
	$77,355	$39,022	$23,516
10. Leases
The Company's leases include office space located in the United States and other international locations, which are all classified as operating leases. The Company’s leases have remaining lease terms generally between 1 year and 6 years. Operating leases are included in right of use assets, other current liabilities, and non-current operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Year Ended
	May 3, 2025	April 27, 2024
Operating lease expenses	$4,186	$3,855
Cash paid for amounts included in the measurement of operating lease liabilities	$3,961	$3,495
Right-of-use assets obtained in exchange for lease obligation	$5,178	$978

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The aggregate future lease payments for operating leases as of May 3, 2025 are as follows (in thousands):

Fiscal Year	Operating leases
2026	$4,092
2027	3,515
2028	3,496
2029	3,425
2030	2,824
Thereafter	1,199
Total lease payments	18,551
Less: Interest	2,516
Present value of lease liabilities	$16,035
As of May 3, 2025, the weighted average remaining lease term for the Company's operating leases was 4.97 years and the weighted average discount rate used to determine the present value of the Company's operating leases was approximately 6.34%.

11. Income Taxes
Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
United States	$13,795	$8,611	$4,469
International	41,075	(31,356)	(22,383)
	$54,870	$(22,745)	$(17,914)
The components of income tax expense (benefit) are summarized as follows (in thousands):

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Current
Federal	$—	$2	$(24)
State	12	3	2
International	2,253	1,484	762
Total current tax expense	2,265	1,489	740
Deferred
Federal	—	3,092	(2,005)
State	—	359	(218)
International	423	684	116
Total deferred tax expense (benefit)	423	4,135	(2,107)

Total tax expense (benefit)	$2,687	$5,624	$(1,367)

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	May 3, 2025	April 27, 2024
Deferred tax assets:
Accrued expense	$1,904	$1,063
Net operating losses	28,557	4,443
Research and development credits	35,641	15,990
Share compensation	3,667	2,310
Lease liability	3,063	3,154
Intangibles	141	157
Others	11	—
Total deferred tax assets	72,984	27,117
Deferred tax liabilities
Property and equipment basis	(1,963)	(1,774)
Right of use assets	(2,890)	(2,980)
Others	—	(8)
Total deferred tax liabilities	(4,853)	(4,762)
Valuation allowance	(69,456)	(23,258)
Net deferred taxes	$(1,325)	$(903)
A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. As of May 3, 2025, the Company recorded $69.5 million of valuation allowance. In fiscal year 2025, the valuation allowance increased by $46.2 million. The Company continues to maintain a full valuation allowance on its U.S. net deferred tax assets. The Company will continue to assess the future realization of its deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly. As of May 3, 2025, the Company had U.S. federal and state net operating loss carryforwards of approximately $130.7 million and $15.4 million, respectively. The U.S. federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in fiscal 2043. As of May 3, 2025, the Company had U.S. federal and state research credits of $29.2 million and $19.0 million, respectively. The federal research credits will begin to expire in 2039. The state research credits have no expiration date. As of May 3, 2025, the Company had no foreign tax credit carryover. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
A summary activity of the valuation allowance is as follows (in thousands):

	May 3, 2025	April 27, 2024	April 29, 2023
Beginning valuation allowance	$23,258	$9,306	$5,170
Additions	46,197	13,952	4,136
Ending valuation allowance	$69,456	$23,258	$9,306
Foreign earnings may be subject to withholding taxes in local jurisdictions if they are distributed. The amount of cumulative undistributed earnings that are permanently reinvested that could be subject to withholding taxes were $47.1 million as of May 3, 2025. The Company intends to reinvest these earnings indefinitely.
The Company consists of a Cayman Islands parent holding company with various international and U.S. subsidiaries. The applicable statutory rate in Cayman Islands is zero for the Company for the years

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
ended May 3, 2025, April 27, 2024 and April 29, 2023. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for the years ended May 3, 2025, April 27, 2024 and April 29, 2023 is applied as follows:

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Statutory federal tax expense rate	21%	21%	21%
State tax, net of federal benefit	—%	(2)%	1%
Research tax credits	(24)%	20%	14%
Share compensation	(53)%	24%	18%
Other	—%	(1)%	1%
Foreign rate differential	(12)%	(34)%	(32)%
Change in valuation allowance	72%	(49)%	(15)%
Withholding taxes	1%	(4)%	(1)%
Effective tax rate	5%	(25)%	8%
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	May 3, 2025	April 27, 2024
Beginning gross unrecognized tax benefits	$4,574	$2,865
Additions for tax positions taken in the current year	5,196	1,988
Subtractions for tax positions taken in the prior year	(278)	(210)
Lapses in statute of limitations	(52)	(69)
Ending gross unrecognized tax benefits	$9,440	$4,574
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on such position’s technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities.
Included in the balance of unrecognized tax benefits as of May 3, 2025 and April 29, 2024 were potential benefits of $9.4 million and $4.6 million, respectively, which if recognized, would potentially affect the effective tax rate. If the unrecognized tax benefits were recognized, it would result in additional deferred tax assets, which are expected to require a full valuation allowance based on the Company’s current valuation allowance position. Unrecognized tax benefits are not expected to significantly increase or decrease within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended May 3, 2025, April 29, 2024 and April 29, 2023, the Company’s current tax provision was not impacted by interest and penalties.
The Company files U.S. federal and state and non-U.S. income tax returns with varying statutes of limitations. The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years ended April 30, 2022 through 2024 and by state authorities for the years ended April 30, 2021 through 2024. For the Company’s international subsidiaries, the tax years that remain open to examination vary based on the year that each entity began operating.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
12. Net Income (Loss) Per Share
Net income (loss) per share was determined as follows for the years presented (in thousands, except per share amounts):

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Numerator:
Net income (loss)	$52,183	$(28,369)	$(16,547)

Denominator:
Weighted-average shares outstanding used in basic calculation	167,505	155,091	146,556
Effect of dilutive shares
Share-based compensation awards	10,611	—	—
Customer Warrant	3,042	—	—
Weighted-average shares outstanding used in diluted calculation	181,158	155,091	146,556
Net income (loss) per share attributable to ordinary shareholders
Basic	$0.31	$(0.18)	$(0.11)
Diluted	$0.29	$(0.18)	$(0.11)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, restricted share units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net loss per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding for the years ended May 3, 2025, April 27, 2024 and April 29, 2023:

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Share-based compensation awards	3,349	16,777	15,194
Customer Warrant	—	4,080	4,080
	3,349	20,857	19,274
13. Segment and Geographic Information
As discussed in “Note 2. Significant Accounting Policies,” the Company operates in one reportable segment. The CODM uses net income or loss for the purposes of making operating decisions, allocating resources and evaluating financial performance. The measure of segment assets is reported on the consolidated balance sheet as total assets, although the CODM does not evaluate asset information for

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
purposes of allocating resources or evaluating performance. The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses (in thousands):

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Revenue	$436,775	$192,970	$184,193
Less:
Cost of revenue	153,866	73,538	78,000
Personnel related expenses	95,269	69,630	59,089
Share-based compensation	76,160	37,890	22,883
Other segment items*	59,297	40,281	40,768
Net income (loss)	$52,183	$(28,369)	$(16,547)
*Other segment items primarily include lease expenses, external professional services expenses, depreciation and amortization, interest income and tax provision (benefit).
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products, and location of contracting entity for IP and engineering services, which may differ from the end customer’s principal offices (in thousands):

	Year Ended
	May 3, 2025	April 27, 2024	April 29, 2023
Hong Kong	$243,727	$70,162	$9,646
United States	65,097	49,569	44,253
Mainland China	80,055	28,264	96,935
Taiwan	3,624	21,286	5,363
Rest of World	44,272	23,689	27,997
	$436,775	$192,970	$184,194
The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	May 3, 2025	April 27, 2024
Property and equipment, net:
Taiwan	$38,501	$24,874
United States	12,793	11,150
Hong Kong	8,047	5,208
Mainland China	4,290	2,433
	$63,631	$43,665

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 3, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of May 3, 2025. The effectiveness of our internal control over financial reporting as of May 3, 2025 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
10b5-1 Plans
On March 19, 2025, David Zinsner, a member of the board of directors of the Company, resigned from the board and terminated the Rule 10b5-1 Trading Plan Mr. Zinsner adopted on December 26, 2024.

On April 4, 2025, Yat Tung (Job) Lam, Chief Operating Officer and a member of the board of directors of the Company terminated the Rule 10b5-1 Trading Plan Mr. Lam adopted on July 2, 2024.
On March 10, 2025, we reported in our Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2025 that Mr. Brennan adopted a Rule 10b5-1 Trading Plan on January 10, 2025. However, such Rule 10b5-1 Trading Plan was not processed by the plan administrator and thus not actually entered into. On April 15, 2025, William J. Brennan, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan (the Plan), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 144,128 of our ordinary shares held directly by Mr. Brennan may be sold between August 1, 2025 and June 30, 2026 and (ii) 500,000 of our ordinary shares held by The Brennan Family Trust, DTD 09/06/2002 may be sold between August 1, 2025 and June 30, 2026. The plan terminates on the earlier of: (i) June 30, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Brennan is a joint trustee with shared voting and investment power over the shares held by The Brennan Family Trust, DTD 09/06/2002.
Special Value Creation and Retention Incentive for Key Leadership
On June 30, 2025, the Board approved a special performance-based equity award program for designated executive officers and other key employees of the Company, under which such recipients received grants of performance-based restricted stock units (PSUs) under the Company’s 2021 Long-Term Incentive Plan (the 2021 Plan) having the performance condition and vesting terms described below (the Special PSUs). The Special PSUs are intended to drive significant long-term shareholder value creation while providing retention incentives to the recipients to ensure leadership continuity through a key growth period for the Company.
The Special PSUs will be earned to the extent that the price per ordinary share of the Company (Ordinary Share) on each of the following measurement dates (measured based on the average closing prices per Ordinary Share over the immediately preceding 60 trading days) equals or exceeds $116 (the Stock Price Condition), as follows: (i) 25% of the Special PSUs will be earned if the Stock Price Condition is met on the first anniversary of the grant date, (ii) 50% of the Special PSUs will be earned if the Stock Price Condition is met on the second anniversary of the grant date (inclusive of any Special PSUs that were earned on the first measurement date), and (iii) 100% of the Special PSUs will be earned if the Stock Price Condition is met on the third anniversary of the grant date (inclusive of any Special PSUs that were earned on the first and second measurement dates). This stock price hurdle of $116 represents an approximate 100% increase from the 60-trading day average closing price per Ordinary Share of $58 leading up to the date of approval of the Special PSUs.
In the event of a change in control of the Company (as defined in the 2021 Plan), the performance condition will be achieved if the price per Ordinary Share offered to the Company’s shareholders in such change in control equals or exceeds $116 (not taking into account any 60-trading average described above), and, if such hurdle is met, then 100% of any then-remaining unearned Special PSUs will be earned.
Vesting of the Special PSUs is subject to the participant’s continued service with the Company through the applicable measurement date (or, if earlier, a change in control of the Company), except in the following circumstances. In the event of the recipient’s termination of service by the Company without “cause,” by the recipient for “good reason” or due to the recipient’s death or “disability” (each as defined in the award agreement governing the Special PSUs), the Special PSUs will remain eligible to be earned and vest based on the achievement of the performance condition on the next occurring measurement date (or, if earlier, a change in control of the Company) as described above; provided that if the termination of service is by the Company without cause or by the recipient for good reason, then the number of Special PSUs will be pro-rated based on the participant’s period of service with the Company from the grant date through the termination date. Any Ordinary Shares issued upon the vesting of the

Special PSUs will be subject to a holding period for one year from the applicable measurement date (or if earlier, until the closing of a change in control of the Company).
The following executive officers of the Company received a grant of Special PSUs with respect to the number of Ordinary Shares set forth in the table below.

Name	Special PSUs (#)
William (Bill) Brennan President, Chief Executive Officer and Director	200,000
Dan Fleming Chief Financial Officer	100,000
The description of the Special PSUs set forth above is qualified in its entirety by the terms of the award agreement governing the Special PSUs, a copy of which is filed as an exhibit to this Annual Report on Form 10-K, and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, which will be filed within 120 days after the end of the fiscal year to which the Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

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
3.    Exhibits:
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-41249	3.1	February 1, 2022
4.1	Fifth Amended and Restated Members Agreement, dated May 6, 2021	S-1	333-261982	4.1	January 3, 2022
4.2	Description of Share Capital	10-K	001-41249	4.2	June 8, 2022
10.1†	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1	333-261982	10.1	January 3, 2022
10.2†	2021 Long-Term Incentive Plan	S-8	333-262358	99.1	January 27, 2022
10.3†	Form of Notice of Stock Option Award and Stock Option Agreement under the 2021 Long-Term Incentive Plan	S-1	333-261982	10.13	January 3, 2022
10.4†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Employees)	S-1	333-261982	10.14	January 3, 2022
10.5†	Form of Notice of RSU Award and RSU Agreement under the 2021 Long-Term Incentive Plan (Directors)	S-1	333-261982	10.15	January 3, 2022
10.6	Amended and Restated Employee Stock Purchase Plan	10-K	001-41249	10.6	June 24, 2024
10.7#	Warrant, dated December 28, 2021, issued to Amazon.com NV Investment Holdings LLC	S-1/A	333-261982	10.17	January 18, 2022
10.8	Executive Incentive Compensation Plan	10-K	001-41249	10.8	June 24, 2024
10.9	Executive Change in Control Severance Plan	10-Q	001-41249	10.1	December 3, 2024
10.10	Form of Notice of PSU Award and PSU Agreement under the 2021 Long-Term Incentive Plan	10-Q	001-41249	10.2	March 10, 2025

10.11	Form of Notice of Special PSU Award and Special PSU Agreement under the 2021 Long-Term Incentive Plan	X
19.1	Insider Trading Policy	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recoupment Policy	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: July 1, 2025	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: July 1, 2025	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ William Brennan	President, Chief Executive Officer and Director (principal executive officer)	July 1, 2025
William Brennan

/s/ Daniel Fleming	Chief Financial Officer (principal financial and accounting officer)	July 1, 2025
Daniel Fleming

/s/ Sylvia Acevedo	Director	July 1, 2025
Sylvia Acevedo

/s/ Chi Fung Cheng	Chief Technology Officer and Director	July 1, 2025
Chi Fung Cheng

/s/ Clyde Hosein	Director	July 1, 2025
Clyde Hosein

/s/ Manpreet Khaira	Director	July 1, 2025
Manpreet Khaira

/s/ Yat Tung Lam	Chief Operating Officer and Director	July 1, 2025
Yat Tung Lam

/s/ Pantas Sutardja	Director	July 1, 2025
Pantas Sutardja

/s/ Lip-Bu Tan	Director	July 1, 2025
Lip-Bu Tan

/s/ Fariba Danesh	Director	July 1, 2025
Fariba Danesh