Form 10-Q
period 2025-08-02
Credo Technology Group Holding Ltd
filed 2025-09-04
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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

The registrant had 172,995,595 ordinary shares outstanding as of August 27, 2025.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “expect,” “intend,” “plan,” “goal,” “projects,” “believes,” “seeks,” “estimates,” "forecast," "target," “predict,” “future,” “may,” “can,” “will,” “would” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2025 and our Quarterly Reports on Form 10-Q and other reports we file with the U.S. Securities and Exchange Commission (SEC). Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	August 2, 2025	May 3, 2025
Assets
Current assets:
Cash and cash equivalents	$219,636	$236,328
Short-term investments	260,010	195,010
Accounts receivable	181,203	162,144
Inventories	116,677	90,029
Other current assets	26,083	30,023
Total current assets	803,609	713,534
Property and equipment, net	69,444	63,631
Right-of-use assets	14,816	15,234
Other non-current assets	17,306	16,858
Total assets	$905,175	$809,257
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$54,896	$56,158
Accrued compensation and benefits	13,175	16,097
Other current liabilities	40,316	35,456
Total current liabilities	108,387	107,711
Non-current operating lease liabilities	12,345	12,693
Other non-current liabilities	3,062	7,271
Total liabilities	123,794	127,675
Commitments and contingencies (Note 7)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 172,895 and 171,169 shares issued and outstanding at August 2, 2025 and May 3, 2025, respectively	9	8
Additional paid in capital	801,563	765,173
Accumulated other comprehensive loss	(428)	(437)
Accumulated deficit	(19,763)	(83,162)
Total shareholders' equity	781,381	681,582
Total liabilities and shareholders' equity	$905,175	$809,257
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	August 2, 2025	August 3, 2024
Revenue:
Product sales revenue	$217,059	$57,325
IP license revenue	6,015	2,389
Total revenue	223,074	59,714
Cost of revenue	72,706	22,431
Gross profit	150,368	37,283
Operating expenses:
Research and development	52,448	30,409
Selling, general and administrative	37,178	21,325
Total operating expenses	89,626	51,734
Operating income (loss)	60,742	(14,451)
Other income, net	3,946	5,533
Income (loss) before income taxes	64,688	(8,918)
Provision for income taxes	1,289	622
Net income (loss)	$63,399	$(9,540)
Net income (loss) per share:
Basic	$0.37	$(0.06)
Diluted	$0.34	$(0.06)
Weighted-average shares:
Basic	171,927	165,140
Diluted	184,577	165,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended
	August 2, 2025	August 3, 2024
Net income (loss)	$63,399	$(9,540)
Other comprehensive gain (loss):
Foreign currency translation gain	9	144
Total comprehensive income (loss)	$63,408	$(9,396)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at May 3, 2025	171,169	$8	$765,173	$(437)	$(83,162)	$681,582
Ordinary shares issued under equity incentive plans	1,774	1	4,647	—	—	4,648
Tax withheld related to RSU settlement	(48)	—	(3,712)	—	—	(3,712)
Share-based compensation	—	—	35,455	—	—	35,455
Total comprehensive income	—	—	—	9	63,399	63,408
Balances at August 2, 2025	172,895	$9	$801,563	$(428)	$(19,763)	$781,381

Balances at Balances at April 27, 2024	164,305	$8	$676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under equity incentive plans	1,697	—	3,513	—	—	3,513
Tax withheld related to RSU settlement	(37)	—	(1,071)	—	—	(1,071)
Share-based compensation	—	—	16,640	—	—	16,640
Warrant contra revenue	—	—	3,218	—	—	3,218
Total comprehensive loss	—	—	—	144	(9,540)	$(9,396)
Balances at August 3, 2024	165,965	$8	$698,354	$(375)	$(144,885)	$553,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income (loss)	$63,399	$(9,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,460	4,233
Share-based compensation	35,455	16,640
Warrant contra revenue	—	3,218
Write-downs (releases) for excess and obsolete inventory	1,993	(298)
Changes in operating assets and liabilities:
Accounts receivable	(19,059)	(12,197)
Inventories	(27,513)	(5,352)
Other current assets	3,940	(5,628)
Other non-current assets	495	647
Accounts payable	(8,962)	5,789
Accrued compensation and benefits, other current liabilities and other non-current liabilities	(1,040)	(4,748)
Net cash provided by (used in) operating activities	54,168	(7,236)
Cash flows from investing activities:
Purchases of property and equipment	(2,821)	(5,863)
Maturities of short-term investments	50,000	162,061
Purchases of short-term investments	(115,000)	(113,716)
Net cash provided by (used in) investing activities	(67,821)	42,482
Cash flows from financing activities:
Payments on technology license obligations	(3,906)	(838)
Proceeds from employee share incentive plans	4,648	3,513
Tax withheld related to RSU settlement	(3,712)	(1,071)
Net cash provided by (used in) financing activities	(2,970)	1,604
Effect of exchange rate changes on cash	(69)	108
Net increase (decrease) in cash and cash equivalents	(16,692)	36,958
Cash and cash equivalents at beginning of the period	236,328	66,942
Cash and cash equivalents at end of the period	$219,636	$103,900
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, other current liabilities and other non-current liabilities	$9,680	$27,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Credo Technology Group Holding Ltd was formed as an exempted company under the laws of the Cayman Islands in September 2014. Credo Technology Group Holding Ltd directly owns Credo Technology Group Ltd., which owns, directly and indirectly, all of the shares of its subsidiaries in mainland China, Hong Kong, Singapore and the United States (U.S.). References to the “Company” in these notes refer to Credo Technology Group Holding Ltd and its subsidiaries on a consolidated basis, unless otherwise specified.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States (US GAAP) applicable to interim periods, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2025 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025. The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending May 2, 2026 (fiscal year 2026) is a 52-week fiscal year. The first quarter of fiscal year 2026 ended on August 2, 2025, the second quarter ends on November 2, 2025, and the third quarter ends on January 31, 2026.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures.

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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	August 2, 2025	May 3, 2025
Customer A	68%	86%
Customer B	21%	*

	Three Months Ended
Revenue	August 2, 2025	August 3, 2024
Customer A	50%	56%
Customer B	35%	*
* Less than 10% of total accounts receivable or total revenue.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for product sales revenue and location of contracting entity for IP license revenue, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended
	August 2, 2025	August 3, 2024
Hong Kong	$74,885	$29,272
United States	82,828	10,800
Mainland China	51,781	9,748
Rest of World	13,580	9,894
	$223,074	$59,714
Contract Balances
The contract assets are primarily related to the Company’s fixed-fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of August 2, 2025 and May 3, 2025.
Contract assets are presented within the “Other current assets” caption on the consolidated balance sheet. The Company had a contract asset balance of $10.8 million as of August 2, 2025, compared to $9.9 million as of May 3, 2025. The increase in contract assets of $0.9 million was primarily driven by IP license revenue where certain billing milestones were not met prior to the timing of revenue recognition.
Deferred revenue is presented within the “Other current liabilities” and “Other non-current liabilities” captions on the consolidated balance sheet. The Company had a deferred revenue balance of $3.1 million as of August 2, 2025, compared to $1.5 million as of May 3, 2025. The increase in deferred revenue of $1.6 million was primarily due to an advance received from a customer.
During the three months ended August 2, 2025, the Company recognized $0.4 million of revenue that was included in the deferred revenue balance as of May 3, 2025. During the three months ended August 3, 2024, the Company recognized $1.3 million of revenue that was included in the deferred revenue balance as of April 27, 2024.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $3.4 million and the satisfied but unrecognized performance obligation was approximately $0.7 million as of August 2, 2025 which the Company expects to recognize over the next 12 months. The Company applied a performance constraint on the satisfied but unrecognized performance obligation due to uncertainty around the collectability of milestone payments.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4.1 million of the Company’s ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. A total of 4.1 million Customer Warrant shares were fully vested and remained unexercised as of August 2, 2025 and May 3, 2025.

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
The following tables present the fair value of the financial instruments measured on a recurring basis, or measured at amortized cost which approximates fair value, as of August 2, 2025 and May 3, 2025 (in thousands).

	August 2, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$149,424	$—	$—	$149,424
Certificates of deposit	—	60,350	—	60,350
Short-term investments:
Certificates of deposit	—	260,010	—	260,010
Total cash equivalents and short-term investments	$149,424	$320,360	$—	$469,784

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$148,036	$—	$—	$148,036
Certificates of deposit	$—	65,137	$—	65,137
Short-term investments:
Certificates of deposit	—	195,010	—	195,010
Total cash equivalents and short-term investments	$148,036	$260,147	$—	$408,183
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of August 2, 2025 and May 3, 2025, there were no unrealized losses or gains associated with the Company’s financial instruments. The interest income recognized for the three months ended August 2, 2025 and August 3, 2024 was $4.3 million and $5.8 million, respectively.
6. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	August 2, 2025	May 3, 2025
Raw materials	$16,065	$12,734
Work in process	28,746	24,583
Finished goods	71,866	52,712
	$116,677	$90,029

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	August 2, 2025	May 3, 2025
Production equipment	$45,208	$44,789
Computer equipment and software	29,044	27,901
Laboratory equipment	24,117	21,944
Leasehold improvements	3,844	3,222
Others	292	291
Construction in progress	16,611	9,687
	119,116	107,834
Less: Accumulated depreciation and amortization	(49,672)	(44,203)
	$69,444	$63,631
Depreciation and amortization expense was $5.5 million for the three months ended August 2, 2025, and $4.2 million for the three months ended August 3, 2024. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	August 2, 2025	May 3, 2025
Accrued expenses	$15,511	$12,202
Accruals relating to inventory purchases	6,035	10,164
Current payables relating to purchases of property and equipment	9,260	8,420
Current portion of operating lease liabilities	3,263	3,342
Others	6,247	1,328
	$40,316	$35,456
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	August 2, 2025	May 3, 2025
Non-current payables relating to purchases of property and equipment	$1,585	$5,762
Other non-current liabilities	1,477	1,509
	$3,062	$7,271
7. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of August 2, 2025 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
Remainder of 2026	$32,397	$5,913	$38,310
2027	6,400	6,700	13,100
2028	4,851	350	5,201
2029	—	350	350
Total unconditional purchase commitments	$43,648	$13,313	$56,961

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
As of August 2, 2025, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $28.1 million. Such purchase commitments are included in the preceding table.
The Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor in fiscal year 2023. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. The Company currently estimates that it has made purchase level commitments of at least $15.5 million for the remainder of fiscal year 2026 through fiscal year 2029 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $7.9 million of which $2.6 million was recorded in other current assets and $5.3 million was recorded in other non-current assets on the unaudited condensed consolidated balance sheet.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of August 2, 2025 and May 3, 2025.
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

8. Leases
The Company leases office space, in the United States and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and six years. Operating leases are included in right-of-use assets, other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	August 2, 2025	August 3, 2024
Operating lease expenses	$1,145	$1,016
Cash paid for amounts included in the measurement of operating lease liabilities	$1,090	$955
Right-of-use assets obtained in exchange for lease obligation	$346	$3,531
The aggregate future lease payments for operating leases as of August 2, 2025 are as follows (in thousands):

Fiscal Year	Operating Leases
2026	$3,056
2027	3,590
2028	3,573
2029	3,512
2030	2,913
Thereafter	1,252
Total lease payments	17,896
Less: Interest	(2,288)
Present value of lease liabilities	$15,608
As of August 2, 2025, the weighted-average remaining lease term for the Company's operating leases was 4.8 years and the weighted-average discount rate used to determine the present value of the Company's operating leases was 6.4%.

9. Share Incentive Plan
Restricted Stock Unit (RSU) Awards
A summary of information related to RSU activity during the three months ended August 2, 2025 is as follows:

	RSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of May 3, 2025	9.5	$33.88	1.39	$458.1
Granted	0.7	$67.69
Vested	(0.9)	$15.83
Canceled/ forfeited	(0.1)	$27.10
Balances and expected to vest as of August 2, 2025	9.2	$38.16	1.32	$992.0
Performance-based Restricted Stock Unit (PSU) Awards
A summary of information related to PSU activity during the three months ended August 2, 2025 is as follows:

	PSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of May 3, 2025	0.2	$43.70	2.53	$10.1
Granted	0.8	$63.21
Balances and expected to vest as of August 2, 2025	1.0	$59.27	2.18	$111.9

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Share Option Awards
A summary of information related to share option activity during the three months ended August 2, 2025 is as follows:

	Options Outstanding
	Outstanding Share Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	3.5	$2.23	4.79	$162.8
Options vested and exercised	(0.7)	$2.38
Balance and expected to vest as of August 2, 2025	2.8	$2.20	4.62	$295.1
Exercisable as of August 2, 2025	2.8	$2.19	4.61	$295.0
Employee Stock Purchase Plan (ESPP)
The Company issued 0.1 million shares during the three months ended August 2, 2025 and 0.1 million shares during the three months ended August 3, 2024, under the ESPP.

Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	August 2, 2025	August 3, 2024
Cost of revenue	$356	$281
Research and development	19,158	9,170
Selling, general and administrative	15,941	7,189
	$35,455	$16,640
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
Provision for income taxes for the three months ended August 2, 2025 and August 3, 2024 was as follows (in thousands except percentages):

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
Provision for income taxes	$1,289	$622	207.2%
Effective tax rate	2%	(7)%	9%
The Company’s effective tax rate for the three months ended August 2, 2025 differs from the same period in the prior fiscal year primarily due to the Company generating consolidated net income in the three months ended August 2, 2025 as compared to a consolidated net loss in the same period in fiscal year 2025.
During the three months ended August 2, 2025, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which changes or makes permanent certain tax laws for corporations. Currently, the Company does not expect the provisions of the OBBBA to have a material impact on its effective tax rate or total provision for income taxes.
11. Net Income (Loss) Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net income (loss) per share for the three months ended August 2, 2025 and August 3, 2024, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended
	August 2, 2025	August 3, 2024
Numerator:
Net income (loss)	$63,399	$(9,540)

Denominator:
Weighted-average shares outstanding used in basic calculation	171,927	165,140
Effect of dilutive shares
Share-based compensation awards	9,115	—
Customer Warrant	3,535	—
Weighted-average shares outstanding attributable to ordinary shareholders	184,577	165,140

Net income (loss) per share:
Basic	$0.37	$(0.06)
Diluted	$0.34	$(0.06)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, restricted share units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income (loss) per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the three months ended August 2, 2025 and August 3, 2024:

	Three Months Ended
	August 2, 2025	August 3, 2024
Share-based compensation awards	296	15,227
Customer Warrant	—	4,080
	296	19,307

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended May 3, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
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
We design, market and sell product, software and IP solutions. We help define industry conventions and standards within the markets we target by collaborating with technology leaders and standards bodies. We contract with a variety of manufacturing partners to build our products based on our proprietary SerDes and DSP technologies. We develop standard solutions we can sell broadly to our end markets and also develop tailored solutions designed to address specific customer needs. Once developed, these tailored solutions can generally be broadly leveraged across our portfolio and we are able to sell the part or license the IP to the broader market.
During the three months ended August 2, 2025 and August 3, 2024, we generated $223.1 million and $59.7 million in total revenue, respectively. Product sales revenue comprised 97.3% and 96.0% of our total revenue in the three months ended August 2, 2025 and August 3, 2024, respectively, and IP license revenue represented 2.7% and 4.0% of our total revenue in the three months ended August 2, 2025 and August 3, 2024, respectively. Geographically, 37% and 18% of our total revenue in the three months ended August 2, 2025 and August 3, 2024, respectively, was generated from customers in North America, and 63% and 82% of our total revenue in the three months ended August 2, 2025 and August 3, 2024, respectively, was generated from customers in the rest of the world, primarily in Asia. During the three months ended August 2, 2025 and August 3, 2024, we generated $63.4 million in net income and $9.5 million in net loss, respectively.
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

	Three Months Ended
Revenue	August 2, 2025	August 3, 2024
Customer B	35%	*
Customer C	33%	52%
Customer D	20%	10%
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

Results of Operations
Three Months Ended August 2, 2025 and August 3, 2024
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended
	August 2, 2025	August 3, 2024
Revenue:
Product sales revenue	97.3%	96.0%
IP license revenue	2.7%	4.0%
Total revenue	100.0%	100.0%
Cost of revenue	32.6%	37.6%
Gross margin	67.4%	62.4%
Operating expenses:
Research and development	23.5%	50.9%
Selling, general and administrative	16.7%	35.7%
Total operating expenses	40.2%	86.6%
Operating income (loss)	27.2%	(24.2)%
Other income, net	1.8%	9.4%
Income (loss) before income taxes	29.0%	(14.9)%
Provision for income taxes	0.6%	1.0%
Net income (loss)	28.4%	(16.0)%
Comparison of Three Months Ended August 2, 2025 and August 3, 2024
Revenue

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(in thousands, except percentages)
Product sales revenue	$217,059	$57,325	278.6%
IP license revenue	6,015	2,389	151.8%
Total revenue	$223,074	$59,714	273.6%
Total revenue for the three months ended August 2, 2025 increased by $163.4 million, compared to the same period in fiscal year 2025, primarily due to an increase in product sales revenue of $159.7 million.
The increase in product sales revenue for the three months ended August 2, 2025, compared to the same period in fiscal year 2025, was primarily due to a significant increase in the volume of unit shipments of AEC products which contributed over 95% of the increase in product sales revenue. The AEC sales increase was primarily driven by the ramp-up of our AEC solutions at two of our hyperscale data center customers during the three months ended August 2, 2025.
The increase in IP license revenue for the three months ended August 2, 2025, compared to the same period in fiscal year 2025, was primarily due to sales of IP licenses to a new customer.
Cost of Revenue

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(in thousands, except percentages)
Cost of revenue	$72,706	$22,431	224.1%

Cost of revenue for the three months ended August 2, 2025 increased by $50.3 million, compared to the same period in fiscal year 2025, primarily due to increased shipments of AEC products noted above. The cost of IP license revenue was not material in the periods presented.
Gross Profit and Gross Margin

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(in thousands, except percentages)
Gross profit	$150,368	$37,283	303.3%
Gross margin	67.4%	62.4%	5.0%
Gross margin in the three months ended August 2, 2025 increased by 5.0 percentage points compared to the same period in fiscal year 2025, primarily driven by the improved economies of scale in our product sales.
Research and Development

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(in thousands, except percentages)
Research and development	$52,448	$30,409	72.5%
% of total revenue	23.5%	50.9%	(27.4)%
Research and development expense for the three months ended August 2, 2025 increased by $22.0 million compared to the same period in fiscal year 2025. The increase was due primarily to a $10.1 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $3.5 million increase in personnel costs as a result of new hires for product development and a $6.8 million increase in higher engineering activities relating to testing and laboratory supplies for new product development.

Selling, General and Administrative

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(in thousands, except percentages)
Selling, general and administrative	$37,178	$21,325	74.3%
% of total revenue	16.7%	35.7%	(19.0)%
Selling, general and administrative expense for the three months ended August 2, 2025 increased by $15.9 million compared to the same period in fiscal year 2025. The increase was primarily due to a $8.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, $2.9 million increase in personnel costs as a result of higher selling, general and administrative headcount, and a $3.1 million increase in external consultation fees relating to general and administrative expenses.

Provision for Income Taxes

	Three Months Ended
	August 2, 2025	August 3, 2024	% Change
	(in thousands, except percentages)
Provision for income taxes	$1,289	$622	107.2%
% of total revenue	0.6%	1.0%	(0.4)%

Provision for income taxes for the three months ended August 2, 2025 increased by $0.7 million, compared to the same period in fiscal year 2025. The increase was primarily driven by higher pre-tax income generated in tax-paying jurisdictions in the three months ended August 2, 2025 as compared to the same period in fiscal year 2025.

Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing product services, and conducting research and development of our products and technology. As of August 2, 2025 and May 3, 2025, we had $219.6 million and $236.3 million in cash and cash equivalents, respectively, and working capital of $695.2 million and $605.8 million, respectively. Our principal use of cash is to fund our operations and invest in research and development to support our growth. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended
	August 2, 2025	August 3, 2024
	(in thousands)
Net cash provided by (used in) operating activities	$54,168	$(7,236)
Net cash provided by (used in) investing activities	$(67,821)	$42,482
Net cash provided by (used in) financing activities	$(2,970)	$1,604
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $54.2 million for the three months ended August 2, 2025. The cash inflows from operating activities for the three months ended August 2, 2025 were primarily due to net income of $63.4 million adjusted for the following non-cash items: share-based compensation expense of $35.5 million, depreciation and amortization of $5.5 million and other non-cash items of $2.0 million. This was offset by $49.2 million of cash outflows from working capital for the three months ended August 2, 2025, which was primarily driven by (a) an increase in accounts receivable of $19.1 million primarily due to increased sales in the three months ended August 2, 2025 compared to three months ended August 3, 2024; (b) an increase in inventory of $27.5 million to support unfulfilled backlog and related new product ramps and (c) an increase in accounts payable of $9.0 million due to timing of payment for purchases of property and equipment.
Net cash used in operating activities was $7.2 million for the three months ended August 3, 2024. The cash outflows from operating activities for the three months ended August 3, 2024 were primarily due to $21.5 million of cash outflows and $9.5 million in net loss, partially offset by $23.8 million of non-cash items. The cash outflows from working capital for the three months ended August 3, 2024 were primarily driven by (a) an increase in accounts receivable of $12.2 million primarily due to large billings from customers not due yet in the three months ended August 3, 2024; (b) an increase in inventory of $5.4 million to support unfulfilled backlog and related new product ramps; (c) a decrease in accrued expenses, compensation and other liabilities of $3.7 million due to ESPP purchase and final billing payment made for one of our technology license obligations and (d) an increase in contract assets of $2.8 million due to certain product engineering services and IP licensing arrangements where certain billing milestones were not met prior to the timing of revenue recognition. These cash outflows were offset by cash inflows relating to an increase in accounts payable of $5.8 million due to amounts payable relating to increased external consultation fees associated with general and administrative and outside research & development services.
Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities of $67.8 million in the three months ended August 2, 2025 was primarily attributable to purchases of certificates of deposit for $115.0 million and purchases of property and equipment of $2.8 million, offset by maturities of certificates of deposit for $50.0 million. Purchases of property and equipment primarily related to third-party IP licenses and computer equipment and software used for research and development purposes.
Net cash provided by investing activities of $42.5 million in the three months ended August 3, 2024 was primarily attributable to maturities of certificates of deposit for $162.1 million, offset by purchases of the same for $113.7 million and purchases of property and equipment of $5.9 million. Purchases of property and equipment primarily related to third-party IP licenses and computer equipment and software used for research and development purposes.
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities of $3.0 million for the three months ended August 2, 2025 was primarily attributable to $3.9 million in payments for long-term technology license obligations, offset by $0.9 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP net of tax withheld for RSU settlement.
Net cash provided by financing activities of $1.6 million for the three months ended August 3, 2024 was primarily attributable to $2.4 million in proceeds from exercises of employee share options and issuances of shares under the ESPP net of tax withheld for RSU settlement, offset by $0.8 million in payments for long-term technology license obligations.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended August 2, 2025, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. During the three months ended August 2, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of May 3, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended August 2, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our ordinary shares. As of the date of this Quarterly Report on Form 10-Q there have been no material changes from the risk factors previously disclosed in our in the Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 19, 2025, Daniel Fleming, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 105,000 of our ordinary shares held directly by Mr. Fleming may be sold between October 8, 2025 and September 30, 2026. The plan terminates on the earlier of: (i) September 30, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
On July 2, 2025, Yat Tung (Job) Lam, our Chief Operating Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan ("the Plan"), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 600,000 of our ordinary shares held by Zhan (BVI) Co Ltd may be sold between October 1, 2025 and October 8, 2026 and (ii) 30,000 of our ordinary shares held by the Evelyn Job and April Foundation may be sold between October 15, 2025 and October 8, 2026. The Plan terminates on the earlier of: (i) October 8, 2026, (ii) the first date on which all trades set forth in the Plan have been executed or (iii) such date as the Plan is otherwise terminated according to its terms. Mr. Lam and his spouse share voting and investment power over the shares held by each of Zhan (BVI) Co Ltd and the Evelyn Job and April Foundation, which is a tax-exempt 501(c)(3) charitable institution.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: September 4, 2025	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: September 4, 2025	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer