Form 10-Q
period 2025-11-01
Credo Technology Group Holding Ltd
filed 2025-12-02
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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

The registrant had 180,631,719 ordinary shares outstanding as of November 23, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	November 1, 2025	May 3, 2025
Assets
Current assets:
Cash and cash equivalents	$567,575	$236,328
Short-term investments	246,000	195,010
Accounts receivable	245,197	162,144
Inventories	150,194	90,029
Other current assets	34,457	30,023
Total current assets	1,243,423	713,534
Property and equipment, net	85,994	63,631
Right-of-use assets	15,666	15,234
Goodwill	68,875	—
Intangible asset	17,131	—
Other non-current assets	18,183	16,858
Total assets	$1,449,272	$809,257
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$64,097	$56,158
Accrued compensation and benefits	19,347	16,097
Other current liabilities	56,927	35,456
Total current liabilities	140,371	107,711
Non-current operating lease liabilities	12,811	12,693
Other non-current liabilities	10,017	7,271
Total liabilities	163,199	127,675
Commitments and contingencies (Note 8)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 178,517 and 171,169 shares issued and outstanding at November 1, 2025 and May 3, 2025, respectively	9	8
Additional paid in capital	1,223,823	765,173
Accumulated other comprehensive loss	(632)	(437)
Retained earnings (accumulated deficit)	62,873	(83,162)
Total shareholders' equity	1,286,073	681,582
Total liabilities and shareholders' equity	$1,449,272	$809,257
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue:
Product sales revenue	$261,293	$69,075	$478,352	$126,400
IP license revenue	6,734	2,959	12,749	5,348
Total revenue	268,027	72,034	491,101	131,748
Cost of revenue	86,981	26,522	159,687	48,953
Gross profit	181,046	45,512	331,414	82,795
Operating expenses:
Research and development	57,916	31,742	110,364	62,151
Selling, general and administrative	44,334	22,177	81,512	43,502
Total operating expenses	102,250	53,919	191,876	105,653
Operating income (loss)	78,796	(8,407)	139,538	(22,858)
Other income, net	4,889	4,474	8,835	10,007
Income (loss) before income taxes	83,685	(3,933)	148,373	(12,851)
Provision for income taxes	1,049	292	2,338	914
Net income (loss)	$82,636	$(4,225)	$146,035	$(13,765)
Net income (loss) per share:
Basic	$0.47	$(0.03)	$0.84	$(0.08)
Diluted	$0.44	$(0.03)	$0.79	$(0.08)
Weighted-average shares:
Basic	175,307	166,487	173,623	165,789
Diluted	187,659	166,487	185,465	165,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income (loss)	$82,636	$(4,225)	$146,035	$(13,765)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(204)	65	(195)	209
Total comprehensive income (loss)	$82,432	$(4,160)	$145,840	$(13,556)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at May 3, 2025	171,169	$8	$765,173	$(437)	$(83,162)	$681,582
Ordinary shares issued under equity incentive plans	1,774	1	4,647	—	—	4,648
Tax withheld related to RSU settlement	(48)	—	(3,712)	—	—	(3,712)
Share-based compensation	—	—	35,455	—	—	35,455
Total comprehensive income	—	—	—	9	63,399	63,408
Balances at August 2, 2025	172,895	$9	$801,563	$(428)	$(19,763)	$781,381
Ordinary shares issued under At-The-Market Offering, net of issuance costs	2,673	—	382,756	—	—	382,756
Ordinary shares issued upon exercise of Customer Warrant	1,851	—	—	—	—	—
Ordinary shares issued under equity incentive plans	1,146	—	529	—	—	529
Tax withheld related to RSU settlement	(48)	—	(6,349)	—	—	(6,349)
Share-based compensation	—	—	45,324	—	—	45,324
Total comprehensive income	—	—	—	(204)	82,636	82,432
Balances at November 1, 2025	178,517	$9	$1,223,823	$(632)	$62,873	$1,286,073

Balances at April 27, 2024	164,305	$8	$676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under equity incentive plans	1,697	—	3,513	—	—	3,513
Tax withheld related to RSU settlement	(37)	—	(1,071)	—	—	(1,071)
Share-based compensation	—	—	16,640	—	—	16,640
Warrant contra revenue	—	—	3,218	—	—	3,218
Total comprehensive loss	—	—	—	144	(9,540)	(9,396)
Balances at August 3, 2024	165,965	$8	$698,354	$(375)	$(144,885)	$553,102
Ordinary shares issued under equity incentive plans	1,228	—	871	—	—	871
Tax withheld related to RSU settlement	(36)	—	(1,179)	—	—	(1,179)
Share-based compensation	—	—	16,663	—	—	16,663
Warrant contra revenue	—	—	2,610	—	—	2,610
Total comprehensive loss	—	—	—	65	(4,225)	(4,160)
Balances at November 2, 2024	167,157	$8	$717,319	$(310)	$(149,110)	$567,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income (loss)	$146,035	$(13,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,027	9,218
Share-based compensation	80,779	33,303
Warrant contra revenue	—	5,828
Write-downs for excess and obsolete inventory	8,120	2,205
Changes in operating assets and liabilities:
Accounts receivable	(83,053)	(22,114)
Inventories	(66,403)	(12,611)
Other current assets	(1,917)	(2,517)
Other non-current assets	1,713	1,216
Accounts payable	5,630	(1,429)
Accrued compensation and benefits, other current liabilities and other non-current liabilities	12,902	3,715
Net cash provided by operating activities	115,833	3,049
Cash flows from investing activities:
Purchases of property and equipment	(26,009)	(27,811)
Maturities of short-term investments	64,010	313,061
Purchases of short-term investments	(115,000)	(113,716)
Business acquisition, net of cash acquired	(82,564)	—
Net cash provided by (used in) investing activities	(159,563)	171,534
Cash flows from financing activities:
Payments on technology license obligations	(4,812)	(4,556)
Proceeds from ordinary shares issued under At-The-Market Offering, net of issuance costs	384,620	—
Proceeds from employee share incentive plans	5,177	4,384
Tax withheld related to RSU settlement	(10,061)	(2,250)
Net cash provided by (used in) financing activities	374,924	(2,422)
Effect of exchange rate changes on cash	53	134
Net increase in cash and cash equivalents	331,247	172,295
Cash and cash equivalents at beginning of the period	236,328	66,942
Cash and cash equivalents at end of the period	$567,575	$239,237
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, other current liabilities and other non-current liabilities	$9,467	$7,966
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Credo Technology Group Holding Ltd was formed as an exempted company under the laws of the Cayman Islands in September 2014. Credo Technology Group Holding Ltd directly owns Credo Technology Group Ltd., which owns, directly and indirectly, all of the shares of its subsidiaries in mainland China, Hong Kong, Singapore, Canada and the United States (U.S.). References to the “Company” in these notes refer to Credo Technology Group Holding Ltd and its subsidiaries on a consolidated basis, unless otherwise specified.
The Company’s mission is to redefine high-speed connectivity by delivering breakthrough solutions that enable the next generation of AI-driven applications. The Company is committed to enabling faster, more reliable, more energy-efficient, and scalable solutions that support the ever-expanding demands of AI, cloud computing, and hyperscale networks. The Company’s innovations ease system bandwidth bottlenecks while simultaneously improving on power, security, and reliability. The Company’s connectivity solutions are optimized for optical and electrical Ethernet applications, including the 100G (or Gigabits per second), 200G, 400G, 800G and the emerging 1.6T (or Terabits per second) port markets. The Company’s products are based on its Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. The Company’s product families include Integrated Circuits (ICs) for the optical and line card markets, Active Electrical Cables (AECs) and SerDes Chiplets. The Company’s intellectual property (IP) solutions consist primarily of SerDes IP licensing.
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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending May 2, 2026 (fiscal year 2026) is a 52-week fiscal year. The Company’s fiscal year ended May 3, 2025 (fiscal year 2025) was a 53-week fiscal year, with the first fiscal quarter containing 14 weeks.
At-The-Market (ATM) Offering
In October 2025, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC related to the sale from time to time of the Company’s ordinary shares for an aggregate offering price of up to $750 million.
During the three months ended November 1, 2025, the Company received $384.6 million in net proceeds through the issuance of 2.7 million ordinary shares. The total issuance costs were $7.4 million, of which $1.9 million remained unpaid and is included in other current liabilities on the unaudited condensed consolidated balance sheet as of November 1, 2025.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
Business Combinations
The Company allocates the fair value of the purchase consideration of its business acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values under the acquisition method of accounting. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
IPR&D project is completed, the IPR&D is reclassified as an amortizable intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and disclosures.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	November 1, 2025	May 3, 2025
Customer A	62%	86%
Customer B	22%	*

	Three Months Ended		Six Months Ended
Revenue	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Customer A	64%	40%	58%	47%
Customer B	16%	14%	25%	10%
* Less than 10% of total accounts receivable or total revenue.

4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for product sales revenue and location of contracting entity for IP license revenue, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Hong Kong	$117,890	$30,086	$188,273	$59,358
United States	103,701	21,856	186,529	32,655
Mainland China	23,633	13,524	75,413	23,273
Rest of World	22,803	6,568	40,886	16,462
	$268,027	$72,034	$491,101	$131,748
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $33.9 million as of November 1, 2025 and relating to IP license revenue, which the Company expects to recognize over the next 12 months.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4.1 million of the Company’s ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. A total of 4.1 million Customer Warrant shares were fully vested and remained unexercised as of May 3, 2025. The Holder exercised 2.04 million Customer Warrant shares as of November 1, 2025. Under net issuance, a portion of shares were withheld, resulting in a net issuance of 1.85 million shares. Subsequent to November 1, 2025, the Holder exercised the remaining 2.04 million Customer Warrant shares in November 2025.
5. Business Combination
On September 29, 2025, the Company acquired 100% of the equity interest of Hyperlume, Inc. (Hyperlume), a developer of miniature light-emitting diode (microLED)-based optical interconnect technology for chip-to-chip communication, for a total purchase consideration of $92.0 million. Total purchase consideration is attributable to cash consideration of $88.7 million and cash settlement of vested share-based payment awards of $3.3 million by Hyperlume. This acquisition was primarily intended to expand the Company’s comprehensive portfolio of end-to-end

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
system-level connectivity solutions with Hyperlume’s cutting-edge microLED technology to address the future of artificial intelligence-driven data infrastructure deployments.
The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Hyperlume acquisition is not expected to be deductible for tax purposes. The Company has one reportable segment and accordingly, there is no goodwill assignment based on reporting units.
The following table summarizes the total purchase consideration (in thousands):

Cash consideration	$88,698
Cash settlement of Hyperlume share-based payment awards	3,319
Total purchase consideration	92,017
Less: Cash and cash equivalents acquired	(9,453)
Net cash payment for acquisition	$82,564
In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to IPR&D intangible assets. The functional currency of the acquired business is Canadian dollars, and the assets and liabilities are translated into U.S. dollars at each fiscal quarter-end period. The differences for goodwill and intangible asset between purchase price allocation and balance sheet result from currency translation rate changes.
Acquisition-related costs are expensed in the periods such costs are incurred and were not material for the periods presented.
The purchase price allocation is as follows (in thousands):

Cash	$9,453
Other current assets, property and equipment and right-of-use assets	1,631
Goodwill	69,134
Intangible asset	17,200
Deferred tax liabilities	(4,558)
Other current liabilities and non-current operating lease liabilities	(843)
$92,017
The purchase price allocation is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown to the Company may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s financial results.
6. Fair Value Measurements
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
The following tables present the fair value of the financial instruments measured on a recurring basis, or measured at amortized cost which approximates fair value, as of November 1, 2025 and May 3, 2025 (in thousands).

	November 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$483,957	$—	$—	$483,957
Certificates of deposit	—	64,249	—	64,249
Short-term investments:
Certificates of deposit	—	246,000	—	246,000
Total cash equivalents and short-term investments	$483,957	$310,249	$—	$794,206

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$148,036	$—	$—	$148,036
Certificates of deposit	—	65,137	—	65,137
Short-term investments:
Certificates of deposit	—	195,010	—	195,010
Total cash equivalents and short-term investments	$148,036	$260,147	$—	$408,183
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of November 1, 2025 and May 3, 2025, there were no unrealized losses or gains associated with the Company’s financial instruments.
7. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	November 1, 2025	May 3, 2025
Raw materials	$13,217	$12,734
Work in process	26,423	24,583
Finished goods	110,554	52,712
	$150,194	$90,029

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	November 1, 2025	May 3, 2025
Production equipment	$45,813	$44,789
Computer equipment and software	40,141	27,901
Laboratory equipment	26,952	21,944
Leasehold improvements	3,850	3,513
Construction in progress	25,234	9,687
	141,990	107,834
Less: Accumulated depreciation and amortization	(55,996)	(44,203)
	$85,994	$63,631
Depreciation and amortization expense was $6.5 million and $12.0 million for the three and six months ended November 1, 2025, respectively and $5.0 million and $9.2 million for the three and six months ended November 2, 2024, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	November 1, 2025	May 3, 2025
Accruals relating to inventory purchases	$13,354	$10,164
Current payables relating to purchases of property and equipment	12,167	8,420
Current portion of operating lease liabilities	3,619	3,342
Others	27,787	13,530
	$56,927	$35,456
Other Non-current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	November 1, 2025	May 3, 2025
Non-current payables relating to purchases of property and equipment	$4,063	$5,762
Others	5,954	1,509
	$10,017	$7,271
8. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of November 1, 2025 are as follows (in thousands):

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year	Purchase Commitments to Manufacturing Vendors	Technology License Fees	Total
Remainder of 2026	$65,709	$2,706	$68,415
2027	6,675	10,561	17,236
2028	5,059	4,210	9,269
2029	—	350	350
Total unconditional purchase commitments	$77,443	$17,827	$95,270
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors.
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of November 1, 2025, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s third-party subcontractors was approximately $61.3 million. Such purchase commitments are included in the preceding table.
The Company has a manufacturing supply capacity reservation agreement with an assembly subcontractor as of November 1, 2025. Under this arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made. In the fiscal quarter ended November 2, 2024, the agreement was amended to change the purchase commitment measurement from a dollar amount to a quantity amount throughout the remaining periods. The Company estimated a dollar cost per unit using actual billings from the assembly subcontractor for the most recent calendar quarter and calculating a weighted-average cost per unit. Based on this calculation, the Company currently estimates that it has made purchase level commitments of at least $16.2 million for the remainder of fiscal year 2026 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $7.3 million of which $2.7 million was recorded in other current assets and $4.6 million was recorded in other non-current assets on the unaudited condensed consolidated balance sheet.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of November 1, 2025 and May 3, 2025.
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

9. Leases
The Company leases office space, in the United States and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and five years. Operating leases are included in right of use assets, other current liabilities, and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease expenses	$1,151	$1,021	$2,296	$2,037
Cash paid for amounts included in the measurement of operating lease liabilities	$1,118	$961	$2,208	$1,916
Right-of-use assets obtained in exchange for lease obligation	$1,653	$—	$1,999	$3,531
The aggregate future lease payments for operating leases as of November 1, 2025 are as follows (in thousands):

Fiscal Year	Operating Leases
2026	$2,224
2027	4,124
2028	4,116
2029	3,904
2030	3,140
Thereafter	1,252
Total lease payments	18,760
Less: Interest	(2,330)
Present value of lease liabilities	$16,430
As of November 1, 2025, the weighted-average remaining lease term for the Company's operating leases was 4.5 years and the weighted-average discount rate used to determine the present value of the Company's operating leases was 6.4%.

10. Share Incentive Plan
Restricted Stock Unit (RSU) Awards
A summary of information related to RSU activity during the six months ended November 1, 2025 is as follows:

	RSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	9.5	$33.88	1.39	$458.1
Granted	1.8	$107.77
Vested	(1.8)	$17.40
Canceled/ forfeited	(0.1)	$24.74
Balance and expected to vest as of November 1, 2025	9.4	$49.62	1.28	$1,701.4
Performance-based Restricted Stock Unit (PSU) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to PSU activity during the six months ended November 1, 2025 is as follows:

	PSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	0.2	$43.70	2.53	$10.1
Granted	0.9	$66.50
Balance and expected to vest as of November 1, 2025	1.1	$62.10	2.02	$204.5
Share Option Awards
A summary of information related to share option activity during the six months ended November 1, 2025 is as follows:

	Options Outstanding
	Outstanding Share Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	3.5	$2.23	4.79	$162.8
Options vested and exercised	(1.0)	$2.35
Balance expected to vest and exercisable as of November 1, 2025	2.5	$2.19	4.37	$476.3
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three months ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Cost of revenue	$354	$331	$710	$612
Research and development	24,949	8,392	44,107	17,562
Selling, general and administrative	20,021	7,940	35,962	15,129
	$45,324	$16,663	$80,779	$33,303
In connection with the Hyperlume acquisition, the Company issued 87 thousand RSUs under its 2021 long-term incentive plan in replacement for the unvested options under Hyperlume’s equity incentive plan. The RSUs retain the same vesting conditions as the unvested options that they replaced. The Company also issued 132 thousand restricted shares of the Company to one of the founders of Hyperlume and 132 thousand restricted shares of a newly formed subsidiary of the Company that are exchangeable into restricted shares of the Company to the other founder of Hyperlume. The restricted shares were issued in exchange for the founders’ outstanding equity interests in Hyperlume and vest on a quarterly basis, subject to continued employment with the Company over the next 4 years.
Both RSUs and restricted shares were measured at the acquisition date’s fair value of $146.01 per share and the fair value of those shares represent post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods of up to 4 years.
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

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, and discrete items.
Provision for income taxes for the three and six months ended November 1, 2025 and November 2, 2024 was as follows (in thousands except percentages):

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
Provision for income taxes	$1,049	$292	259.2%	$2,338	$914	255.8%
Effective tax rate	1%	(7)%		2%	(7)%
The Company’s effective tax rate for the three and six months ended November 1, 2025 differs from the same period in the prior year primarily due to the Company generating consolidated net income in the current year as compared to a consolidated net loss in the prior year.
During the three and six months ended November 1, 2025, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which changes or makes permanent certain tax laws for corporations. During the three and six months ended November 1, 2025, the Company did not record any material adjustments to its income tax provision as a result of OBBBA. The Company does not expect the provisions of the OBBBA to have a material impact on its effective tax rate or total provision for income taxes.
In connection with Hyperlume acquisition, the Company recognized a deferred tax liability of $4.6 million related to the acquired IPR&D intangible asset, which is not deductible for income tax purposes.
12. Net Income (Loss) Per Share
The Company reports both basic net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net income (loss) per share for the three and six months ended November 1, 2025 and November 2, 2024, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income (loss)	$82,636	$(4,225)	$146,035	$(13,765)

Denominator:
Weighted-average shares outstanding used in basic calculation	175,307	166,487	173,623	165,789
Effect of dilutive shares
Share-based compensation awards	10,431	—	10,137	—
Customer Warrant	1,921	—	1,705	—
Weighted-average shares outstanding used in dilution calculation	187,659	166,487	185,465	165,789

Net income (loss) per share:
Basic	$0.47	$(0.03)	$0.84	$(0.08)
Diluted	$0.44	$(0.03)	$0.79	$(0.08)
Potential dilutive securities include dilutive ordinary shares from the Customer Warrant, share-based awards attributable to the assumed exercise of share options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
included in the computation of diluted net income (loss) per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three and six months ended November 1, 2025 and November 2, 2024:

	Three and Six Months Ended
	November 1, 2025	November 2, 2024
Share-based compensation awards	824	14,038
Customer Warrant	—	4,080
	824	18,118
13. Segment Information
The Company’s Chief Operating Decision Maker (CODM) manages the Company’s business activities as a single reportable segment at the consolidated level. Accordingly, the CODM uses net income or loss for the purposes of making operating decisions, allocating resources and evaluating financial performance. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets, although the CODM does not evaluate asset information of purposes of allocating resources or evaluating performance. The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$268,027	$72,034	$491,101	$131,748
Less:
Cost of revenue	86,981	26,522	159,687	48,953
Personnel related expenses	30,207	20,777	57,460	41,762
Share-based compensation	44,970	16,332	80,069	32,691
Other segment items*	23,234	12,628	47,850	22,107
Net income (loss)	$82,636	$(4,225)	$146,035	$(13,765)
*Other segment items primarily include lease expense, external professional service expenses, depreciation and amortization, interest income and tax provision.

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
During the three and six months ended November 1, 2025, we generated $268.0 million and $491.1 million in total revenue, respectively, and during the three and six months ended November 2, 2024, we generated $72.0 million and $131.7 million in total revenue, respectively. Product sales comprised 97.5% and 97.4% of our total revenue in the three and six months ended November 1, 2025, respectively, and 95.9% in both the three and six months ended November 2, 2024, and IP license revenue represented 2.5% and 2.6% of our total revenue in the three and six months ended November 1, 2025, respectively, and 4.1% in both the three and six months ended November 2, 2024. During the three and six months ended November 1, 2025, we generated $82.6 million and $146.0 million in net income, respectively, and during the three and six months ended November 2, 2024, we generated $4.2 million and $13.8 million in net losses, respectively.
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

	Three Months Ended		Six Months Ended
Revenue	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Customer B	16%	14%	25%	10%
Customer C	42%	33%	38%	42%
Customer D	24%	11%	22%	11%
Customer E	11%	*	*	*
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

Results of Operations
Three and Six Months Ended November 1, 2025 and November 2, 2024
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue:
Product sales	97.5%	95.9%	97.4%	95.9%
IP license	2.5%	4.1%	2.6%	4.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.5%	36.8%	32.5%	37.2%
Gross margin	67.5%	63.2%	67.5%	62.8%
Operating expenses:
Research and development	21.6%	44.1%	22.5%	47.2%
Selling, general and administrative	16.5%	30.8%	16.6%	33.0%
Total operating expenses	38.1%	74.9%	39.1%	80.2%
Operating income (loss)	29.4%	(11.7)%	28.4%	(17.3)%
Other income, net	1.8%	6.2%	1.8%	7.6%
Income (loss) before income taxes	31.2%	(5.5)%	30.2%	(9.8)%
Provision for income taxes	0.4%	0.4%	0.5%	0.7%
Net income (loss)	30.8%	(5.9)%	29.7%	(10.4)%

Comparison of Three and Six Months Ended November 1, 2025 and November 2, 2024
Revenue

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Product sales	$261,293	$69,075	278.3%	$478,352	$126,400	278.4%
IP license	6,734	2,959	127.6%	12,749	5,348	138.4%
Total revenue	$268,027	$72,034	272.1%	$491,101	$131,748	272.8%
Total revenue for the three months ended November 1, 2025 increased by $196.0 million, compared to the same period in fiscal year 2025, primarily due to an increase in product sales revenue of $192.2 million and IP license revenue of $3.8 million.
The increase in product sales revenue for the three months ended November 1, 2025, compared to the same period in fiscal year 2025, was primarily due to a significant increase in the volume of unit shipments of AEC products which contributed over 95% of the increase in product sales revenue, compared to the same period in fiscal year 2025. The sales increase was primarily driven by the ramp-up of our AEC solutions at our hyperscale data center customers during the three months ended November 1, 2025.
The increase in IP license revenue for the three months ended November 1, 2025, compared to the same period in fiscal year 2025, was primarily due to sales of IP licenses to new customers.
Total revenue for the six months ended November 1, 2025 increased by $359.4 million, compared to the same period in fiscal year 2025, primarily due to an increase in product sales revenue of $352.0 million and IP license revenue of $7.4 million.

The increase in product sales revenue for the six months ended November 1, 2025, compared to the same period in fiscal year 2025, was primarily due to a significant increase in the volume of unit shipments of AEC products which contributed over 95% of the increase in product sales revenue. The sales increase was primarily driven by the ramp-up of our AEC solutions at our hyperscale data center customers during the three months ended November 1, 2025.
The increase in IP license revenue for the six months ended November 1, 2025, compared to the same period in fiscal year 2025, was primarily due to sales of IP licenses to new customers.
Cost of Revenue

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$86,981	$26,522	228.0%	$159,687	48,953	226.2%
Cost of revenue for the three months ended November 1, 2025 increased by $60.5 million compared to the same period in fiscal year 2025, primarily due to the increased shipments of AEC products noted above. The cost of IP license revenue was not material in the periods presented.
Cost of revenue for the six months ended November 1, 2025 increased by $110.7 million compared to the same period in fiscal year 2025, primarily due to the increased shipments of AEC products noted above. The cost of IP license revenue was not material in the periods presented.
Gross Profit and Gross Margin

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross profit	$181,046	$45,512	297.8%	$331,414	$82,795	300.3%
Gross margin	67.5%	63.2%	4.3%	67.5%	62.8%	4.7%
Gross margin in the three months ended November 1, 2025 increased by 4.3 percentage points compared to the same period in fiscal year 2025, primarily driven by the improved economies of scale in our product sales.
Gross margin in the six months ended November 1, 2025 increased by 4.7 percentage points compared to the same period in fiscal year 2025, primarily driven by the improved economies of scale in our product sales.
Research and Development

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$57,916	$31,742	82.5%	$110,364	$62,151	77.6%
% of total revenue	21.6%	44.1%		22.5%	47.2%
Research and development expense for the three months ended November 1, 2025 increased by $26.2 million compared to the same period in fiscal year 2025. The increase was due primarily to a $16.6 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $5.2 million increase in personnel costs as a result of new hires for product development, a $1.4 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development, and a $1.1 million increase in depreciation expense associated with an increase in R&D equipment.
Research and development expense for the six months ended November 1, 2025 increased by $48.2 million compared to the same period in fiscal year 2025. The increase was due primarily to a $26.5 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, an $8.6 million increase in personnel costs as a result of new hires for product development, an $8.3 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $1.7 million increase in depreciation expense driven by increased computer equipment and software and laboratory equipment utilized in research and development activities.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative	$44,334	$22,177	99.9%	$81,512	$43,502	87.4%
% of total revenue	16.5%	30.8%		16.6%	33.0%
Selling, general and administrative expense for the three months ended November 1, 2025 increased by $22.2 million compared to the same period in fiscal year 2025. The increase was primarily due to a $12.1 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, $4.2 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $5.5 million increase in external consultation fees relating to general and administrative expenses, and acquisition-related costs relating to the Hyperlume acquisition.
Selling, general and administrative expense for the six months ended November 1, 2025 increased by $38.0 million compared to the same period in fiscal year 2025. The increase was primarily due to a $20.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $7.0 million increase in personnel expenses from new hires an $8.5 million increase in external consultation fees relating to general and administrative expenses and acquisition-related costs relating to the Hyperlume acquisition.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for income taxes	$1,049	$292	259.2%	$2,338	$914	155.8%
% of total revenue	0.4%	0.4%		0.5%	0.7%
Provision for income taxes for the three and six months ended November 1, 2025 increased by $0.8 million and $1.4 million, respectively, compared to the same period in fiscal year 2025. The increase was primarily driven by higher pre-tax income generated in tax-paying jurisdictions during the current year relative to the same period in fiscal year 2025.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing product and IP engineering services, and conducting research and development of our products and technology. As of November 1, 2025 and May 3, 2025, we had $567.6 million and $236.3 million in cash and cash equivalents, respectively, and working capital of $1,103.1 million and $605.8 million, respectively. Our principal use of cash is to fund our operations, invest in research and development and acquisitions of complementary businesses or technologies to support our growth. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
During the three months ended November 1, 2025, the Company received $384.6 million in net proceeds through the issuance of 2.7 million ordinary shares under the At-The-Market Offering. See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our arrangement under the At-The-Market Offering. We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months and in the longer term. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, customer demand and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended
	November 1, 2025	November 2, 2024
	(in thousands)
Net cash provided by operating activities	$115,833	$3,049
Net cash provided by (used in) investing activities	$(159,563)	$171,534
Net cash provided by (used in) financing activities	$374,924	$(2,422)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $115.8 million for the six months ended November 1, 2025. The cash inflows from operating activities for the six months ended November 1, 2025 were primarily due to net income of $146.0 million adjusted for the following non-cash items: share-based compensation expense of 80.8 million, depreciation and amortization of $12.0 million and write-downs for excess and obsolete inventory of $8.1 million. This was offset by $131 million of cash outflows from working capital for the six months ended November 1, 2025, which was primarily driven by (a) increase in accounts receivable of $83.1 million primarily due to large billings from customers not due yet in the six months ended November 1, 2025; (b) an increase in inventory of $66.4 million to support unfulfilled backlog and related new product ramps; and (c) an increase in accounts payable and other current liabilities of $18.5 million due to timing of payments for inventory purchases and ATM fees to bankers.
Net cash provided by operating activities was $3.0 million for the six months ended November 2, 2024. The cash inflows from operating activities for the six months ended November 2, 2024 were primarily due to $50.6 million of non-cash items, partially offset by $33.7 million of cash outflows for working capital purposes and $13.8 million of net loss. The cash outflows from working capital for the six months ended November 2, 2024 were primarily driven by (a) an increase in accounts receivable of $22.1 million primarily due to large billings from customers not due yet in the six months ended November 2, 2024; (b) an increase in inventory of $12.6 million to support unfulfilled backlog and related new product ramps; and (c) a decrease in deferred revenue of $2.0 million due to satisfaction of performance obligations over the passage of time.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities of $159.6 million in the six months ended November 1, 2025 was primarily attributable to purchases of property and equipment of $26.0 million, purchases of certificates of deposit for $115.0 million, and net cash payment for Hyperlume acquisition of $82.6 million, offset by maturities of certificates of deposit for $64.0 million. Purchases of property and equipment primarily related to mask set costs capitalized relating to the Company’s products already introduced or to be introduced, and third-party IP licenses and computer equipment and software used for research and development purposes.
Net cash provided by investing activities of $171.5 million in the six months ended November 2, 2024 was primarily attributable to maturities of certificates of deposit for $313.1 million, offset by purchases of the same for $113.7 million and purchases of property and equipment of $27.8 million. Purchases of property and equipment primarily related to mask sets costs capitalized relating to the Company’s products already introduced or in process of being introduced, and third-party IP licenses and computer equipment and software used for research and development purposes.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities of $374.9 million for the six months ended November 1, 2025 was primarily attributable to $5.2 million in proceeds from exercises of employee share options and net proceeds from the At-The-Market Offering of $384.6 million and offset by $4.8 million in payments for long-term technology license obligations and $10.1 million tax withheld related to RSU settlement.
Net cash used in financing activities of $2.4 million for the six months ended November 2, 2024 was primarily attributable to $4.6 million in payments for long-term technology license obligations and $2.3 million tax withheld related to RSU settlement, offset by $4.4 million in proceeds from exercises of employee share options.

Critical Accounting Estimates
Except for the accounting policy for business combinations that was updated as a result of our acquisition of the Hyperlume business, there have been no material changes to our critical accounting estimates during the three and six months ended November 1, 2025, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. During the three and six months ended November 1, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of May 3, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended November 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In connection with the closing of our acquisition of Hyperlume, on September 29, 2025, we issued (i) 132,015 restricted shares of Credo to one of the founders of Hyperlume as consideration for our acquisition of his outstanding equity interests in Hyperlume, which restricted shares are subject to certain vesting conditions based on such founder’s continued service with Credo and its subsidiaries over a four-year period pursuant to a Restricted Share Agreement and (ii) 132,015 shares of a newly formed subsidiary of Credo to the other founder of Hyperlume as consideration for our acquisition of his outstanding equity interests in Hyperlume, which shares are exchangeable into ordinary shares of Credo based on certain vesting conditions based on such founder’s continued service with Credo and its subsidiaries over a four-year period pursuant to an Exchange Agreement. The foregoing shares vest ratably on a quarterly basis over the applicable service period, subject to acceleration if the applicable founder is terminated without “cause” or as a result of death or “disability” or if the applicable founder resigns for “good reason” (as such terms are defined in the Restricted Share Agreement or the Exchange Agreement, as the case may be), or if such founder is terminated in connection with a sale by Credo of its assets or any business unit for which such founder works to a third party. The issuance of these shares was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof because the issuance of the securities did not involve a public offering.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On September 5, 2025, Chi Fung (Lawrence) Cheng, our Chief Technology Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan (the “Plan"), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 1,000,000 of our ordinary shares held by the Cheng Huang Family Trust U/T/A DTD 12/22/2003 may be sold between January 2, 2026 and December 31, 2026. The Plan terminates on the earlier of: (i) December 31, 2026, (ii) the first date on which all trades set forth in the Plan have been executed or (iii) such date as the Plan is otherwise terminated according to its terms. Mr. Cheng and his spouse are co-trustees and hold shared voting and dispositive power over the shares held by the Cheng Huang Family Trust U/T/A DTD 12/22/2003.
On September 4, 2025, we reported on our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2025, that Daniel Fleming, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan, pursuant to which a maximum amount of 105,000 of our ordinary shares held directly by Mr. Fleming may be sold between October 8, 2025 and September 30, 2026. The correct number of shares covered under such Rule 10b5-1 Trading Plan is 155,000 of our ordinary shares. Other than this correction, all other terms of the previously disclosed Rule 10b5-1 Trading Plan remain as previously described.
On July 2, 2025, we reported on our Annual Report on Form 10-K for the fiscal year ended May 3, 2025, that William J. Brennan, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, pursuant to which a maximum amount of: (i) 144,128 of our ordinary shares held directly by Mr. Brennan and (ii) 500,000 of our ordinary shares held by The Brennan Family Trust, DTD 09/06/2002 may be sold between August 1, 2025 and June 30, 2026. The correct number of shares covered under such Rule 10b5-1 Trading Plan is: (i) 300,378 of our ordinary shares held directly by Mr. Brennan and (ii) 500,000 of our ordinary shares held by The Brennan Family Trust, DTD 09/06/2002. Other than this correction, all other terms of the previously disclosed Rule 10b5-1 Trading Plan remain as previously described.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1	*	Executive Change in Control Severance Plan					X
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: December 1, 2025	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: December 1, 2025	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer