Form 10-Q
period 2026-01-31
Credo Technology Group Holding Ltd
filed 2026-03-03
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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

The registrant had 184,449,940 ordinary shares outstanding as of February 23, 2026.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	January 31, 2026	May 3, 2025
Assets
Current assets:
Cash and cash equivalents	$1,220,464	$236,328
Short-term investments	81,000	195,010
Accounts receivable	243,213	162,144
Inventories	207,958	90,029
Other current assets	33,958	30,023
Total current assets	1,786,593	713,534
Property and equipment, net	105,989	63,631
Right-of-use assets	15,517	15,234
Goodwill	70,859	—
Intangible asset	17,624	—
Other non-current assets	40,757	16,858
Total assets	$2,037,339	$809,257
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$93,822	$56,158
Accrued compensation and benefits	14,419	16,097
Other current liabilities	56,951	35,456
Total current liabilities	165,192	107,711
Non-current operating lease liabilities	12,616	12,693
Other non-current liabilities	10,645	7,271
Total liabilities	188,453	127,675
Commitments and contingencies (Note 8)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 184,224 and 171,169 shares issued and outstanding at January 31, 2026 and May 3, 2025, respectively	9	8
Additional paid in capital	1,626,787	765,173
Accumulated other comprehensive income (loss)	2,075	(437)
Retained earnings (accumulated deficit)	220,015	(83,162)
Total shareholders' equity	1,848,886	681,582
Total liabilities and shareholders' equity	$2,037,339	$809,257
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Revenue	407,012	135,002	898,113	266,750
Cost of revenue	128,144	49,076	287,831	98,029
Gross profit	278,868	85,926	610,282	168,721
Operating expenses:
Research and development	78,483	36,261	188,847	98,412
Selling, general and administrative	50,763	23,471	132,275	66,973
Total operating expenses	129,246	59,732	321,122	165,385
Operating income	149,622	26,194	289,160	3,336
Other income, net	9,459	3,918	18,294	13,925
Income before income taxes	159,081	30,112	307,454	17,261
Provision for income taxes	1,939	752	4,277	1,666
Net income	$157,142	$29,360	$303,177	$15,595
Net income per share:
Basic	$0.86	$0.17	$1.72	$0.09
Diluted	$0.82	$0.16	$1.62	$0.09
Weighted-average shares:
Basic	182,222	168,167	176,490	166,562
Diluted	192,023	182,464	186,598	180,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Net income	$157,142	$29,360	$303,177	$15,595
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	2,707	(93)	2,512	116
Total comprehensive income	$159,849	$29,267	$305,689	$15,711
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at May 3, 2025	171,169	$8	$765,173	$(437)	$(83,162)	$681,582
Ordinary shares issued under equity incentive plans	1,774	1	4,647	—	—	4,648
Tax withheld related to RSU settlement	(48)	—	(3,712)	—	—	(3,712)
Share-based compensation	—	—	35,455	—	—	35,455
Total comprehensive income	—	—	—	9	63,399	63,408
Balances at August 2, 2025	172,895	$9	$801,563	$(428)	$(19,763)	$781,381
Ordinary shares issued under At-The-Market Offering, net of issuance costs	2,673	—	382,756	—	—	382,756
Ordinary shares issued upon exercise of Customer Warrant	1,851	—	—	—	—	—
Ordinary shares issued under equity incentive plans	1,146	—	529	—	—	529
Tax withheld related to RSU settlement	(48)	—	(6,349)	—	—	(6,349)
Share-based compensation	—	—	45,324	—	—	45,324
Total comprehensive income	—	—	—	(204)	82,636	82,432
Balances at November 1, 2025	178,517	$9	$1,223,823	$(632)	$62,873	$1,286,073
Ordinary shares issued under At-The-Market Offering, net of issuance costs	2,147	—	353,571	—	—	353,571
Ordinary shares issued upon exercise of Customer Warrant	1,910	—	—	—	—	—
Ordinary shares issued under equity incentive plans	1,680	—	1,422	—	—	1,422
Tax withheld related to RSU settlement	(30)	—	(4,189)	—	—	(4,189)
Share-based compensation	—	—	52,160	—	—	52,160
Total comprehensive income	—	—	—	2,707	157,142	159,849
Balances at January 31, 2026	184,224	$9	$1,626,787	$2,075	$220,015	$1,848,886

Balances at April 27, 2024	164,305	$8	$676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under equity incentive plans	1,697	—	3,513	—	—	3,513
Tax withheld related to RSU settlement	(37)	—	(1,071)	—	—	(1,071)
Share-based compensation	—	—	16,640	—	—	16,640
Warrant contra revenue	—	—	3,218	—	—	3,218
Total comprehensive loss	—	—	—	144	(9,540)	(9,396)
Balances at August 3, 2024	165,965	$8	$698,354	$(375)	$(144,885)	$553,102
Ordinary shares issued under equity incentive plans	1,228	—	871	—	—	871
Tax withheld related to RSU settlement	(36)	—	(1,179)	—	—	(1,179)
Share-based compensation	—	—	16,663	—	—	16,663
Warrant contra revenue	—	—	2,610	—	—	2,610
Total comprehensive loss	—	—	—	65	(4,225)	(4,160)
Balances at November 2, 2024	167,157	$8	$717,319	$(310)	$(149,110)	$567,907
Ordinary shares issued under employee equity incentive	2,618	—	2,413	—	—	2,413
Tax withheld related to RSU settlement	(76)	—	(4,909)	—	—	(4,909)
Share-based compensation	—	—	16,190	—	—	16,190
Warrant contra revenue	—	—	7,358	—	—	7,358
Total comprehensive income	—	—	—	(93)	29,360	29,267
Balances at February 1, 2025	169,699	$8	$738,371	$(403)	$(119,750)	$618,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	January 31, 2026	February 1, 2025
Cash flows from operating activities:
Net income	$303,177	$15,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,783	14,281
Share-based compensation	132,939	49,493
Warrant contra revenue	—	13,186
Write-downs for excess and obsolete inventory	11,831	4,353
Changes in operating assets and liabilities:
Accounts receivable	(81,069)	(97,471)
Inventories	(127,879)	(31,677)
Other current assets	(3,687)	5,115
Other non-current assets	(20,830)	1,628
Accounts payable	36,303	22,343
Accrued compensation and benefits, other current liabilities and other non-current liabilities	12,482	10,415
Net cash provided by operating activities	282,050	7,261
Cash flows from investing activities:
Purchases of property and equipment	(52,523)	(32,406)
Maturities of short-term investments	229,010	376,777
Purchases of short-term investments	(115,000)	(113,716)
Business acquisition, net of cash acquired	(82,564)	—
Net cash (used in) provided by investing activities	(21,077)	230,655
Cash flows from financing activities:
Payments on technology license obligations	(5,718)	(5,394)
Proceeds from ordinary shares issued under At-The-Market Offering, net of issuance costs	736,327	—
Proceeds from employee share incentive plans	6,599	6,797
Tax withheld related to RSU settlement	(14,250)	(7,159)
Net cash provided by (used in) financing activities	722,958	(5,756)
Effect of exchange rate changes on cash	205	106
Net increase in cash and cash equivalents	984,136	232,266
Cash and cash equivalents at beginning of the period	236,328	66,942
Cash and cash equivalents at end of the period	$1,220,464	$299,208
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, other current liabilities and other non-current liabilities	$7,029	$8,841
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
The Company’s mission is to transform connectivity at scale through fast, reliable and energy-efficient system solutions. The Company’s high-speed copper and optical interconnect products deliver industry-leading power and performance at up to 1.6T to meet the ever-expanding data infrastructure demands of AI. The Company’s product portfolio includes ZeroFlap (ZF) Active Electrical Cables (AECs) and ZF optical transceivers, OmniConnect memory solutions and a suite of retimers and DSPs for optical and copper Ethernet and PCIe, all leveraging the Company’s PILOT diagnostic and analytics software platform. The Company’s innovations enable our customers to connect the systems that connect the world.
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
During the nine months ended January 31, 2026, the Company completed the ATM offering and received $736.3 million in net proceeds through an issuance of 4.8 million ordinary shares. The total issuance costs were $13.7 million.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025.
Business Combinations
The Company allocates the fair value of the purchase consideration of its business acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values under the acquisition method of accounting. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Use of Estimates

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, variable consideration from revenue contracts, the realization of tax assets and estimates of tax reserves and impairment of long-lived assets. Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after December 15, 2024 and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures, which requires disclosure of, in interim and annual reporting periods, additional information about certain expenses in the financial statements. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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
Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The particular customers which account for revenue concentration have varied from period-to-period as a result of the volumes and prices at which the customers have recently bought the Company’s products. These variations are expected to continue in the foreseeable future.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively, for the Company’s most significant customers. In the tables below, customers are defined as the contracting entities who place purchase orders or enter into revenue contracts with the Company:

Accounts Receivable	January 31, 2026	May 3, 2025
Customer A	57%	86%
Customer B	22%	*
Customer C	11%	*

	Three Months Ended		Nine Months Ended
Revenue	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Customer A	48%	84%	53%	66%
Customer B	39%	*	31%	*
* Less than 10% of total accounts receivable or total revenue.

4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for revenue, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
United States	267,400	7,626	453,928	40,281
Hong Kong	$104,367	$93,337	$292,639	$152,695
Mainland China	3,708	25,263	79,121	48,535
Rest of World	31,537	8,776	72,425	25,239
	$407,012	$135,002	$898,113	$266,750
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligations as of January 31, 2026 were approximately $31.8 million which the Company expects to recognize over the next 12 months.
Customer Warrant
As of January 31, 2026, Amazon.com NV Investment Holdings LLC (Holder) has exercised all Customer Warrant shares, resulting in a net issuance of 3.8 million shares and the Customer Warrant is no longer outstanding.
5. Business Combination
On September 29, 2025, the Company acquired 100% of the equity interest of Hyperlume, Inc. (Hyperlume), a developer of miniature light-emitting diode (microLED)-based optical interconnect technology for chip-to-chip communication, for a total purchase consideration of $92.0 million. Total purchase consideration is attributable to cash consideration of $88.7 million and cash settlement of vested share-based payment awards of $3.3 million by Hyperlume. This acquisition was primarily intended to expand the Company’s comprehensive portfolio of end-to-end system-level connectivity solutions with Hyperlume’s cutting-edge microLED technology to address the future of artificial intelligence-driven data infrastructure deployments.
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
The Company measures the fair value of money market funds using Level 1 inputs. The Company’s certificates of deposit are classified as held-to-maturity securities as the Company intends to hold until their maturity dates. The certificates of deposit are valued using Level 2 inputs. Pricing sources may include industry standard data providers,

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
security master files from large financial institutions and other third-party sources used to determine a daily market value.
The following tables present the fair value of the financial instruments measured on a recurring basis, or measured at amortized cost which approximates fair value, as of January 31, 2026 and May 3, 2025 (in thousands).

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,103,790	$—	$—	$1,103,790
Certificates of deposit	—	85,249	—	85,249
Short-term investments:
Certificates of deposit	—	81,000	—	81,000
Total cash equivalents and short-term investments	$1,103,790	$166,249	$—	$1,270,039

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$148,036	$—	$—	$148,036
Certificates of deposit	—	65,137	—	65,137
Short-term investments:
Certificates of deposit	—	195,010	—	195,010
Total cash equivalents and short-term investments	$148,036	$260,147	$—	$408,183
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of January 31, 2026 and May 3, 2025, there were no unrealized losses or gains associated with the Company’s financial instruments.
7. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	January 31, 2026	May 3, 2025
Raw materials	$15,319	$12,734
Work in process	23,588	24,583
Finished goods	169,051	52,712
	$207,958	$90,029

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	January 31, 2026	May 3, 2025
Production equipment	$46,962	$44,789
Computer equipment and software	41,526	27,901
Laboratory equipment	32,134	21,944
Leasehold improvements	3,942	3,513
Construction in progress	44,203	9,687
	168,767	107,834
Less: Accumulated depreciation and amortization	(62,778)	(44,203)
	$105,989	$63,631
Depreciation and amortization expense was $6.7 million and $18.8 million for the three and nine months ended January 31, 2026, respectively and $5.1 million and $14.3 million for the three and nine months ended February 1, 2025, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	January 31, 2026	May 3, 2025
Accruals relating to inventory purchases	$13,033	$10,164
Current payables relating to purchases of property and equipment	11,673	8,420
Current portion of operating lease liabilities	3,661	3,342
Others	28,584	13,530
	$56,951	$35,456
8. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of January 31, 2026 are as follows (in thousands):

Fiscal Year	Purchase Commitments under Manufacturing Supply Capacity Reservation Agreements	Technology License Fees	Total
Remainder of 2026	$6,091	$1,995	$8,086
2027	147,267	10,987	158,254
2028	4,123	4,210	8,333
2029	—	350	350
Total unconditional purchase commitments	$157,481	$17,542	$175,023
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors. Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of January 31, 2026, the total value of non-cancelable purchase orders payable within the next one year that were committed with the Company’s foundry partners and third-party subcontractors was approximately $114.5 million. Such purchase commitments are not included in the preceding table.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has two manufacturing supply capacity reservation agreements with the assembly subcontractors as of January 31, 2026. Under these arrangements, the Company has paid refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreement, which approximates two to five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made.
The Company currently estimates that it has made purchase level commitments of at least $157.5 million for the remainder of fiscal year 2026 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table.
As of January 31, 2026, the Company has refundable deposits of $28.8 million of which $2.7 million was recorded in other current assets and $26.1 million was recorded in other non-current assets on the unaudited condensed consolidated balance sheet.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of January 31, 2026 and May 3, 2025.
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

9. Leases
The Company leases office space, in the United States and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one and five years. Operating leases are included in right of use assets, other current liabilities and non-current operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Operating lease expenses	$1,288	$1,047	$3,584	$3,084
Cash paid for amounts included in the measurement of operating lease liabilities	$1,200	$946	$3,408	$2,862
Right-of-use assets obtained in exchange for lease obligation	$684	$947	$2,683	$4,478

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The aggregate future lease payments for operating leases as of January 31, 2026 are as follows (in thousands):

Fiscal Year	Operating Leases
2026	$1,103
2027	4,343
2028	4,357
2029	4,156
2030	3,249
Thereafter	1,252
Total lease payments	18,460
Less: Interest	(2,183)
Present value of lease liabilities	$16,277
As of January 31, 2026, the weighted-average remaining lease term for the Company's operating leases was 4.3 years and the weighted-average discount rate used to determine the present value of the Company's operating leases was 6.4%.
In December 2025, the Company entered into multiple leasing agreements for additional office spaces to expand the corporate headquarter buildings in the United States. The leases have an initial lease term ranging between 6 to 7 years and an annual base rent of approximately $1.6 million. The lease arrangements further extend headquarter office spaces through calendar year 2036.

10. Share Incentive Plan
Restricted Stock Unit (RSU) Awards
A summary of information related to RSU activity during the nine months ended January 31, 2026 is as follows:

	RSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	9.5	$33.88	1.39	$458.1
Granted	2.0	$112.91
Vested	(3.2)	$29.21
Canceled/ forfeited	(0.2)	$30.87
Balance and expected to vest as of January 31, 2026	8.1	$53.59	1.26	$1,016.6
Performance-based Restricted Stock Unit (PSU) Awards
A summary of information related to PSU activity during the nine months ended January 31, 2026 is as follows:

	PSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	0.2	$43.70	2.53	$10.1
Granted	1.3	$92.57
Balance and expected to vest as of January 31, 2026	1.5	$85.33	2.39	$184.9
Share Option Awards
A summary of information related to share option activity during the nine months ended January 31, 2026 is as follows:

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Options Outstanding
	Outstanding Share Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2025	3.5	$2.23	4.79	$162.8
Options vested and exercised	(1.2)	$2.26
Balance expected to vest and exercisable as of January 31, 2026	2.3	$2.22	4.21	$288.5
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Cost of revenue	$354	$226	$1,064	$838
Research and development	30,350	8,511	74,457	26,073
Selling, general and administrative	21,456	7,453	57,418	22,582
	$52,160	$16,190	$132,939	$49,493
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
11. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, excluding zero rate jurisdictions and adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business and discrete items.
Provision for income taxes for the three and nine months ended January 31, 2026 and February 1, 2025 was as follows (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
Provision for income taxes	$1,939	$752	157.8%	$4,277	$1,666	256.7%
Effective tax rate	1.2%	2.5%		1.4%	9.7%
The Company’s effective tax rate for the three and nine months ended January 31, 2026 differs from the same period in the prior year primarily because the percentage increase in consolidated pre-tax income exceeded the percentage increase in pre-tax income generated in tax-paying jurisdictions, which resulted in higher income tax expenses and a lower effective tax rate for the current periods compared to the prior-year periods.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended January 31, 2026, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which changes or makes permanent certain tax laws for corporations. Currently, the Company does not expect the provisions of the OBBBA to have a material impact on its effective tax rate or total provision for income taxes.
In connection with the Hyperlume acquisition, the Company recognized a deferred tax liability of $4.6 million in September 2025 related to the acquired IPR&D intangible asset, which is not deductible for income tax purposes.
12. Net Income Per Share
The Company reports both basic net income per share, which is based on the weighted-average number of ordinary shares outstanding during the period and diluted net income per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net income per share for the three and nine months ended January 31, 2026 and February 1, 2025, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Numerator:
Net income	$157,142	$29,360	$303,177	$15,595

Denominator:
Weighted-average shares outstanding used in basic calculation	182,222	168,167	176,490	166,562
Effect of dilutive shares
Share-based compensation awards	9,801	10,919	10,108	10,966
Customer Warrant	—	3,378	—	2,968
Weighted-average shares outstanding used in dilution calculation	192,023	182,464	186,598	180,495

Net income per share:
Basic	$0.86	$0.17	$1.72	$0.09
Diluted	$0.82	$0.16	$1.62	$0.09
Potential dilutive securities include dilutive ordinary shares from the Customer Warrant, share-based awards attributable to the assumed exercise of share options, restricted stock units, performance-based restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three and nine months ended January 31, 2026 and February 1, 2025:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Share-based compensation awards	252	175	880	242
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

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Revenue	$407,012	$135,002	$898,113	$266,750
Less:
Cost of revenue	128,144	49,076	287,831	98,029
Personnel related expenses	36,305	24,708	93,766	66,470
Share-based compensation	51,806	15,964	131,877	48,655
Other segment items*	33,615	15,894	81,462	38,001
Net income	$157,142	$29,360	$303,177	$15,595
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
Overview
At Credo, our mission is to transform connectivity at scale through fast, reliable and energy-efficient system solutions. The Company’s high-speed copper and optical interconnect products deliver industry-leading power and performance at up to 1.6T to meet the ever-expanding data infrastructure demands of AI. The Company’s product portfolio includes ZeroFlap (ZF) Active Electrical Cables (AECs) and ZF optical transceivers, OmniConnect memory solutions and a suite of retimers and DSPs for optical and copper Ethernet and PCIe, all leveraging the PILOT diagnostic and analytics software platform. The Company innovations enable our customers to connect the systems that connect the world.
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
During the three and nine months ended January 31, 2026, we generated $407.0 million and $898.1 million in revenue, respectively, and during the three and nine months ended February 1, 2025, we generated $135.0 million and $266.8 million in revenue, respectively. During the three and nine months ended January 31, 2026, we generated $157.1 million and $303.2 million in net income, respectively, and during the three and nine months ended February 1, 2025, we generated $29.4 million and $15.6 million in net income, respectively.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
We sell our products to hyperscalers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers, as well as to companies in the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments. A relatively small number of customers have historically accounted for and continue to account for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Three Months Ended		Nine Months Ended
Revenue	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Customer B	39%	*	31%	*
Customer D	32%	86%	35%	64%
Customer E	17%	*	20%	*
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

Results of Operations
Three and Nine Months Ended January 31, 2026 and February 1, 2025
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.5%	36.4%	32.0%	36.7%
Gross margin	68.5%	63.6%	68.0%	63.3%
Operating expenses:
Research and development	19.3%	26.9%	21.0%	36.9%
Selling, general and administrative	12.5%	17.4%	14.7%	25.1%
Total operating expenses	31.8%	44.2%	35.8%	62.0%
Operating income	36.8%	19.4%	32.2%	1.3%
Other income, net	2.3%	2.9%	2.0%	5.2%
Income before income taxes	39.1%	22.3%	34.2%	6.5%
Provision for income taxes	0.5%	0.6%	0.5%	0.6%
Net income	38.6%	21.7%	33.8%	5.8%

Comparison of Three and Nine Months Ended January 31, 2026 and February 1, 2025
Revenue

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Revenue	$407,012	$135,002	201.5%	$898,113	$266,750	236.7%
Revenue for the three and nine months ended January 31, 2026 increased by $272.0 million and $631.4 million respectively, compared to the same period in fiscal year 2025. The increase in revenue for the three and nine months ended January 31, 2026, compared to the same periods in fiscal year 2025, was primarily due to a significant increase in the volume of unit shipments of AEC products. The sales increase was primarily driven by the ramp-up of our AEC solutions at our hyperscale data center customers during the three and nine months ended January 31, 2026.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$128,144	$49,076	161.1%	$287,831	98,029	193.6%
Cost of revenue for the three and nine months ended January 31, 2026 increased by $79.1 million and $189.8 million, respectively, compared to the same periods in fiscal year 2025, primarily due to the increased shipments of AEC products noted above.
Gross Profit and Gross Margin

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross profit	$278,868	$85,926	224.5%	$610,282	$168,721	261.7%
Gross margin	68.5%	63.6%	4.9%	68.0%	63.3%	4.7%
Gross margin in the three and nine months ended January 31, 2026 increased by 4.9 and 4.7 percentage points, respectively, compared to the same periods in fiscal year 2025, primarily driven by the improved economies of scale in our revenue.
Research and Development

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$78,483	$36,261	116.4%	$188,847	$98,412	91.9%
% of revenue	19.3%	26.9%		21.0%	36.9%
Research and development expense for the three months ended January 31, 2026 increased by $42.2 million compared to the same period in fiscal year 2025. The increase was due primarily to a $21.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $6.1 million increase in personnel costs as a result of new hires for product development, a $10.7 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $1.1 million increase in depreciation expense associated with an increase in R&D equipment.
Research and development expense for the nine months ended January 31, 2026 increased by $90.4 million compared to the same period in fiscal year 2025. The increase was due primarily to a $48.4 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $14.6 million increase in personnel costs as a result of new hires for product development, an $18.9 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $2.8 million increase in depreciation expense driven by increased computer equipment and software and laboratory equipment utilized in research and development activities.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, general and administrative	$50,763	$23,471	116.3%	$132,275	$66,973	97.5%
% of revenue	12.5%	17.4%		14.7%	25.1%
Selling, general and administrative expense for the three months ended January 31, 2026 increased by $27.3 million compared to the same period in fiscal year 2025. The increase was primarily due to a $14.0 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $5.3 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $6.5 million increase in external consultation fees relating to general and administrative expenses and acquisition-related costs relating to the Hyperlume acquisition.
Selling, general and administrative expense for the nine months ended January 31, 2026 increased by $65.3 million compared to the same period in fiscal year 2025. The increase was primarily due to a $34.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $12.3 million increase in personnel expenses from new hires a $15.0 million increase in external consultation fees relating to general and administrative expenses and acquisition-related costs relating to the Hyperlume acquisition.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	January 31, 2026	February 1, 2025	% Change	January 31, 2026	February 1, 2025	% Change
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for income taxes	$1,939	$752	157.8%	$4,277	$1,666	156.7%
% of revenue	0.5%	0.6%		0.5%	0.6%
Provision for income taxes for the three and nine months ended January 31, 2026 increased by $1.2 million and $2.6 million, respectively, compared to the same period in fiscal year 2025. The increase was primarily driven by higher pre-tax income generated in tax-paying jurisdictions during the current year relative to the same period in fiscal year 2025.
Liquidity and Capital Resources
Our activities consist primarily of selling our products, licensing our IP, providing product and IP engineering services and conducting research and development of our products and technology. As of January 31, 2026 and May 3, 2025, we had $1,220.5 million and $236.3 million in cash and cash equivalents, respectively, and working capital of $1,621.4 million and $605.8 million, respectively. Our principal use of cash is to fund our operations, invest in research and development and acquisitions of complementary businesses or technologies to support our growth. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
During the nine months ended January 31, 2026, the Company received $736.3 million in net proceeds through the issuance of 4.8 million ordinary shares under the At-The-Market Offering. See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our arrangement under the At-The-Market Offering. We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months and in the longer term. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, customer demand and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended
	January 31, 2026	February 1, 2025
	(in thousands)
Net cash provided by operating activities	$282,050	$7,261
Net cash provided by (used in) investing activities	$(21,077)	$230,655
Net cash provided by (used in) financing activities	$722,958	$(5,756)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $282.1 million for the nine months ended January 31, 2026. The cash inflows from operating activities for the nine months ended January 31, 2026 were primarily due to net income of $303.2 million adjusted for the following non-cash items: share-based compensation expense of 132.9 million, depreciation and amortization of $18.8 million and write-downs for excess and obsolete inventory of $11.8 million, partially offset by $184.7 million of cash outflows from working capital purposes. The cash outflows from working capital for the nine months ended January 31, 2026 were primarily driven by (a) an increase in accounts receivable of $81.1 million primarily due to large billings from customers not due yet in the nine months ended January 31, 2026; (b) an increase in inventory of $127.9 million to support unfulfilled backlog and related new product ramps; and (c) an increase in other non-current assets of $20.8 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement These cash outflows were offset by cash inflows relating to an increase in accounts payable and other current liabilities of $48.8 million due to timing of payments for inventory and IP license purchases.
Net cash provided by operating activities was $7.3 million for the nine months ended February 1, 2025. The cash inflows from operating activities for the nine months ended February 1, 2025 were primarily due to $15.6 million in net income and $81.3 million of non-cash items, partially offset by $89.6 million of cash outflows for working capital purposes. The cash outflows from working capital for the nine months ended February 1, 2025 were primarily driven by (a) an increase in accounts receivable of $97.5 million primarily due to large billings from customers not due yet in the nine months ended February 1, 2025; (b) an increase in inventory of $31.7 million to support unfulfilled backlog and related new product ramps. These cash outflows were offset by cash inflows relating to (a) an increase in accounts payable of $22.3 million and (b) an increase in accrued expenses of $13.0 million, both relating to increased inventory purchases.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities of $21.1 million in the nine months ended January 31, 2026 was primarily attributable to purchases of property and equipment of $52.5 million, purchases of certificates of deposit for $115.0 million,and net cash payment for Hyperlume acquisition of $82.6 million, offset by maturities of certificates of deposit for $229.0 million. Purchases of property and equipment primarily related to mask set costs capitalized relating to the Company’s products already introduced or to be introduced and third-party IP licenses and computer equipment and software used for research and development purposes.
Net cash provided by investing activities of $230.7 million in the nine months ended February 1, 2025 was primarily attributable to maturities of certificates of deposit for $376.8 million, offset by purchases of the same for $113.7 million and purchases of property and equipment of $32.4 million. Purchases of property and equipment primarily related to mask sets costs capitalized relating to the Company’s products already introduced or in process of being introduced and third-party IP licenses and computer equipment and software used for research and development purposes.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities of $723.0 million for the nine months ended January 31, 2026 was primarily attributable to $6.6 million in proceeds from exercises of employee share options and net proceeds from the At-The-Market Offering of $736.3 million and offset by $5.7 million in payments for long-term technology license obligations and $14.3 million tax withheld related to RSU settlement.
Net cash used in financing activities of $5.8 million for the nine months ended February 1, 2025 was primarily attributable to $5.4 million in payments for long-term technology license obligations and $7.2 million tax withheld related to RSU settlement, offset by $6.8 million in proceeds from exercises of employee share options.
Critical Accounting Estimates
Except for the accounting policy for business combinations that was updated as a result of our acquisition of the Hyperlume business, there have been no material changes to our critical accounting estimates during the three and nine months ended January 31, 2026, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. During the three and nine months ended January 31, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of May 3, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On December 15, 2025, Yat Tung (Job) Lam, our Chief Operating Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 200,000 of our ordinary shares held by Zhan (BVI) Co Ltd may be sold between March 16, 2026 and September 30, 2026, (ii) 156,059 of our ordinary shares held directly by Mr. Lam may be sold between March 16, 2026 and September 30, 2026 and (iii) 30,000 of our ordinary shares held by the Evelyn Job and April Foundation may be sold between March 16, 2026 and September 30, 2026. The plan terminates on the earlier of: (i) September 30, 2026, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Lam and his spouse share voting and investment power over the shares held by each of Zhan (BVI) Co Ltd and the Evelyn Job and April Foundation, which is a tax-exempt 501(c)(3) charitable institution.
On January 12, 2026, Daniel Fleming, our Chief Financial Officer, terminated the Rule 10b5-1 Trading Plan Mr. Fleming adopted on June 19, 2025 and adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 130,000 of our ordinary shares held directly by Mr. Fleming may be sold between April 13, 2026 and March 31, 2027. The plan terminates on the earlier of: (i) March 31, 2027, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: March 3, 2026	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: March 3, 2026	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer