Form 10-K
period 2026-05-02
Credo Technology Group Holding Ltd
filed 2026-06-15
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 2, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based on the closing price of $187.62 per share of the registrant’s ordinary shares on October 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was approximately $30.0 billion. For purposes of calculating the aggregate market value of shares held by non-affiliates, the registrant has assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of its executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, the registrant has not deemed such shareholders to be affiliates unless there are facts and circumstances indicating that such shareholders exercise any control over the registrant. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant had 186,477,898 ordinary shares outstanding as of June 8, 2026.
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
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The fiscal year ended May 2, 2026 (fiscal year 2026) was a 52-week fiscal year and fiscal year ended May 3, 2025 (fiscal year 2025) was a 53-week fiscal year. Our fiscal years ended May 2, 2026 and May 3, 2025 are referred to herein as “fiscal 2026” and “fiscal 2025,” respectively.
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
•    our expectations regarding the effects of macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions, as well as risks related to global economic conditions such as the current armed conflict in Israel and the Middle East;
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
•    our expectations of the success of our acquisitions and how we integrate and generate revenue;
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
•    our expectations regarding intellectual property and related litigation;
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
•Changes in global trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
•We have an accumulated deficit and we may incur additional net losses in the future.
•We face intense competition and expect competition to increase in the future.
•We may incur substantial expenses to develop, market and qualify products that may not generate any revenue.
•We rely on a limited number of third parties to manufacture, assemble and test our products.
•We have pursued, and may in the future pursue, mergers, acquisitions, investments in other companies or dispositions, which could adversely affect our results of operations.
•We may be subject to security breaches, cyberattacks and other disruptions to information technology systems.
•Risks related to our industry, including, but not limited to, the following:
•Our target customers and product markets may not grow or develop as we currently expect.
•The general compute and Artificial Intelligence and Machine Learning (AI/ML) infrastructure market is an emerging market that will depend on the success of generative AI technologies, and this market may not develop as we currently expect, including due to regulatory uncertainty.

•Risks related to our international operations, including, but not limited to, the following:
•Our business, financial condition and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries where we conduct business.
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

PART I
Item 1. Business
Company Overview
At Credo, our mission is to transform connectivity at scale through fast, reliable and energy-efficient system solutions. The Company’s highspeed copper and optical interconnect products deliver industry-leading power and performance at up to 1.6T to meet the ever-expanding data infrastructure demands of AI. The Company’s product portfolio includes ZeroFlap (ZF) Active Electrical Cables (AECs) and ZF optical transceivers, OmniConnect memory solutions and a suite of retimers and DSPs for optical and copper Ethernet and PCIe, all leveraging the Company’s PILOT diagnostic and analytics software platform. The Company’s innovations enable our customers to connect the systems that connect the world.
Our connectivity solutions are optimized for optical and electrical Ethernet, PCIe and emerging UALink, ESUN and SUE applications, ranging in speeds from 32G (or Gigabits per second per lane) to 200G. Our products are based on our own optimized Serializer/Deserializer (SerDes) and Digital Signal Processor (DSP) technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Artificial Intelligence (AI) has bred a new generation of data centers over the past 5 years that depend much more heavily on high speed, reliable communications for Front End, Scale Out, Scale Up and emerging Scale In Networks. Our proprietary SerDes and DSP technologies enable us to achieve similar performance to leading competitors’ products but at a lower cost and more highly available legacy node (n-1 advantage). Beyond power and performance, Credo continues to innovate to address customers’ system level requirements. We partnered with Oracle to develop our ZeroFlap Optics that helps address the reliability issues known as Link Flap which plague commodity options in AI data centers enabling faster AI cluster turn on and time to first revenue.
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers) and emerging NeoClouds building AI/Machine Learning (ML) Infrastructure as well as general compute and data centers. The demands for increased bandwidth, better reliability and improved power efficiency have grown as AI model sizes have increased from billions to trillions of parameters and the workload has expanded from training to inference.
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
We have global sales, marketing and business development teams responsible for identifying and building our customer relationships. We sell our products to hyperscalers, NeoClouds and other cloud infrastructure providers. We are engaged with all of the major hyperscalers, and our customer base includes over 20 blue chip clients, including a broad mix of original equipment manufacturers (OEMs), original design manufacturers (ODMs), optical module manufacturers and other leading enterprises.
During fiscal 2026 and 2025, we generated $1.3 billion and $436.8 million in total revenue, respectively.

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
Back end scale up networks have grown from an appliance scale of 8 GPUs to rack scale of 72 GPUs in calendar 2024 and there is strong interest in growing this to scale in the coming years. Scale up networks are already 10x denser than scale out networks, a full 100x denser than front end networks. Scale up network architectures are dominated by Ethernet and PCIe PHYs at layer 1 with proprietary extensions at higher levels.
Hyperscaler General Compute Traffic Doubles Every 2-3 Years: Our hyperscale customers began to deploy front end Network Interface Card (NIC) speeds of 200G in calendar year 2023, 400G in calendar year 2024 and 800G in calendar year 2025. As NIC speeds double, there is a need for higher speed east-west traffic infrastructure to support applications such as Remote Direct Memory Access (RDMA), Non-volatile Memory Express (NVMe) and other high-bandwidth applications, while maintaining high reliability and observability within the power and cost constraints of a modern data center.
Hyperscalers, which have the ability to seamlessly provision and add compute, memory, networking and storage resources to a given node or set of nodes that make up a larger computing, distributed computing or grid computing environment, drive demand for high-speed, low-power connectivity solutions. Our hyperscale customers have deployed 50G per lane electrical PAM4 data rates in 2023, 100G per lane electrical PAM4 solutions in 2024 and 200G per lane PAM4 solutions planned for mass deployment in 2027.
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
Comprehensive Family of Connectivity Solutions: Our extensive solutions portfolio includes ZeroFlap AECs, Optical PAM4 DSPs, PCIe retimers, Line Card PHYs, SerDes Chiplets for Multi-Chip

Module (MCM) package integration and SerDes IP licensing. Our products and technologies address our customers’ various bandwidth, power, cost, security, reliability and end-to-end signal integrity requirements. We believe we can provide superior service to our customers by serving as a single point of contact for various requirements. Furthermore, our extensive knowledge and experience across a range of connectivity offerings enables us to better identify potential bottlenecks and design solutions to address them, differentiating us from competitors focused on point solutions.
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
•Created switch cable and open-sourced implementation with Microsoft to realize their vision for a highly reliable network-managed dual-ToR architecture
•Created ZeroFlap Optics with enhanced reliability, telemetry and in-band messaging with Oracle to support their need for more reliable optical interconnect
•Created the OmniConnect Ecosystem and the Weaver memory fanout gearbox to address the AI memory wall
•Introduced World’s First 800G DSP for Linear Receive Optics, targeting Hyperscale and AI Data Centers
We believe our culture of continuous innovation positions us as a market leader with best-in-class products and IP solutions.
Top Industry Talent and Experienced Leadership Team: We employ an engineering-focused workforce as well as a highly technical management team with deep industry experience and connectivity expertise. Our global team included 616 engineers as of May 2, 2026, and our international footprint allows us to continue attracting talent needed to support our business. We are led by a team of seasoned semiconductor and connectivity experts. Many of our executives have more than 20 years of semiconductor innovation experience and an extensive track record of successful leadership across multiple semiconductor companies.
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

•Broaden our portfolio of products. We intend to continue to broaden our portfolio of offerings by developing new products to meet the evolving needs of the data infrastructure ecosystem as well as expand into adjacent markets we do not serve today.
•Attract and acquire new customers. We believe that we have a substantial opportunity to continue to grow our customer base. We intend to accelerate new customer acquisition across the markets that we serve as well as enter into new market segments by scaling our sales and marketing capabilities.
•Extend and deepen relationships with existing customers. We have demonstrated our ability to sell multiple of our connectivity solutions to several of our major customers, and we will continue to seek to extend and deepen our relationships with existing customers. These relationships with leading hyperscalers, Neoclouds, OEMs, ODMs and optical module manufacturers give us insight and extensive visibility into product designs, design specifications, development, production timelines, product implementations and product innovations. Our direct relationships enable us to better anticipate our customer needs and serve to facilitate our ability to sell multiple connectivity solutions to our customers over time.
Our Products and Solutions
We are pioneering comprehensive Ethernet connectivity solutions that deliver high bandwidth, scalability, and end-to-end signal integrity for next-generation platforms. Today, we offer the following products and solutions: ZeroFlap AECs, Optical PAM4 DSPs, ZeroFlap Optical Transceivers, OmniConnect, SerDes Chiplets, PCIe Retimers, microLED solutions and PILOT software platform.
ZeroFlap AECs®: Credo’s trademark purple ZeroFlap Active Electrical Cables (AECs) are plug-and-play copper interconnect cables designed for affordable, lossless operation at 100G, 200G, 400G, 800G and emerging 1.6T data speeds. AECs offer a high-performance alternative to short, thick DACs and high power, high-cost Active Optical Cables (AOCs) for data center compute and AI applications. The applications for AECs in the data center can be categorized into Servers-TOR Racks and Leaf-Spine-Router Racks. Credo offers AEC cables up to 7m to enable reliable links from GPU to network switch for AI racks with liquid cooling. The ZeroFlap AEC solutions include CLOS, SPAN, SHIFT and SWITCH family of cables.
•Credo ZeroFlap CLOS AECs are specifically designed for high density in-rack or High Performance Computing (HPC) rack-to-rack interconnect to support CLOS architectures, a type of non-blocking, multistage switching architecture that reduces the number of ports required in an interconnected fabric. With up to 50% less power than optical solutions and up to 75% less volume than DACs, these AECs enable CLOS cabling densities up to 1,000 cables per rack.
•Credo ZeroFlap SPAN AECs are a plug and play replacement of AOC for high-speed interconnects. Intended for rack-to-rack connectivity, these cables support up to 7-meter reach, consume up to 50% less power than AOCs, cost less than AOCs and offer a 10-year service life.
•Credo’s ZeroFlap SHIFT AECs provide breakout functionality to enable a single high-speed port to connect to two or four lower-speed ports. In some cases, this involves speed shifting functionality where lane speeds are changed (e.g., one lane of 112G becomes 2 lanes of 56G), modulation schemes are changed (e.g., PAM4 symbol becomes two non-return-to-zero (NRZ) symbols) and forward error correction is terminated and/or generated to ensure a plug and play bridge between two different speed hosts.
•Credo ZeroFlap SWITCH AECs enable a NIC to connect to two ToRs in an Active/Standby configuration for sub-millisecond failover that is fully network operating system managed. This enables the simplicity of a single NIC-ToR connector for the server and user with reliability and convergence times that are superior to legacy link aggregation structures.

Optical DSPs: Credo optical digital signal processors (DSPs) are core components within optical transceivers deployed in AI clusters, hyperscale data centers, service‑provider networks, enterprise networks, and 5G wireless infrastructure. Optical transceivers and AOCs incorporating Credo DSPs enable Ethernet connectivity over distances ranging from approximately 5 meters to more than 10 kilometers, supporting data rates from 50 Gb/s to 1.6 Tb/s and higher.
Now in their seventh generation, Credo DSPs operating at 50G/lane, 100G/lane and 200G/lane PAM4 signaling combine high performance, low latency, power efficiency, and high reliability. Integrated functional blocks include laser drivers, DSP‑based signal equalization, non‑linear distortion compensation, transmitter signal conditioning, and forward‑error correction.
The Credo Seagull family of DSPs operate at 50G per lane and includes 1×50G, 2×50G, 4×50G, and 8×50G variants supporting transceivers and AOCs from 50 Gb/s to 400 Gb/s. The portfolio also includes a product optimized for 64G Fibre Channel applications in storage‑area networking.
The Credo Dove, Lark, and Robin families operate at 100G/lane across three successive technology generations. These families include 4×100G and 8×100G DSPs with multiple integrated laser‑driver options for silicon photonics, EML, and VCSEL‑based solutions. The devices support both multimode and single‑mode optical applications at 400 Gb/s and 800 Gb/s. Each generation also offers a unidirectional 8×100G variant designed for Linear Receive Optics (LRO), an architecture pioneered by Credo that removes DSP functionality from the module receiver to improve energy efficiency in large‑scale AI deployments.
In September 2025, Credo introduced Bluebird, its first 200G/lane DSP, manufactured on a 3nm process node. Bluebird is designed to enable a new generation of full‑retimed and LRO‑based 1.6 Tb/s transceivers, delivering high performance, low power consumption, and high reliability. Transceivers based on Bluebird target deployment in high‑density AI data centers with stringent power and cooling constraints.
ZeroFlap Optical Transceivers: Credo’s ZeroFlap optical transceivers bring an innovative system approach to address optical link flaps. As AI cluster sizes scale beyond 1GW, transceiver reliability has proven to be a limiting factor in cluster stability and uptime. Credo’s ZeroFlap optical transceivers enable better management and mitigation of optical link flaps through system hardening, advanced telemetry, and remote management.
ZeroFlap optical transceivers collect, process, and action link telemetry to identify issues before they lead to a link flap. Credo’s ZeroFlap optical transceivers include mission-mode optical link quality monitoring, non-volatile event logging, and transparent in-band messaging allowing full remote access to both ends of the link. These unique features provide a new level of reliability, operational efficiency, and productivity to AI backend networks.
Supporting 400G, 800G, and 1.6T network speeds, the ZeroFlap family consists of the following optical transceivers: 200GBASE-DR2, 400GBASE-DR4, and 800G 2xDR4.
Featuring optical performance compliant with IEEE 802.3-2022 Clause 124.7, the ZeroFlap optical transceiver family gives network operators flexibility to deploy optical connections up to 500m using parallel single mode fiber with MPO-12 optical connections.
OmniConnect: Credo’s OmniConnect is a next‑generation connectivity platform designed to address the scaling challenges of AI and data‑center infrastructure, where AI inference and compute performance is increasingly constrained by memory capacity, bandwidth, and data movement rather than compute. OmniConnect delivers a single, high‑performance SerDes‑based fabric that can be flexibly deployed for memory expansion, scale‑up, and scale‑out connectivity, simplifying system architectures while improving power efficiency and scalability.

Built using Credo’s industry‑leading 112G Very Short Reach (VSR) SerDes technology, OmniConnect provides high bandwidth, long reach, and low power. Unlike point solutions that address memory, die‑to‑die, or networking in isolation, OmniConnect is architected as a multi‑purpose, late‑bound solution, enabling customers to overcome the inference memory challenges and adapt memory and connectivity configurations as AI requirements evolve, without costly redesigns or advanced packaging dependencies.
In November 2025, Credo introduced OmniConnect architecture and Weaver, the first product in the OmniConnect family. Weaver is a memory fanout gearbox designed in 5nm process node engineered to break the AI inference memory wall by extending LPDDR memory beyond the substrate. Weaver delivers 12x higher total memory bandwidth and up to 40x higher memory density compared to more conventional on-substrate LPDDR solution. This approach significantly reduces silicon area and power while enabling off-substrate memory placement. This allows AI systems to scale memory capacity and bandwidth flexibly as model requirements evolve.
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
•Enabled by our Toucan family of retimers, Credo’s OSFP-XD ZeroFlap PCIe AECs provide extended range up to 7m with lossless end-to-end x16 Gen6 PCIe connectivity, allowing for transfer rates of up to 1Tb/sec.
microLED Solutions: Credo is expanding its connectivity portfolio by developing solutions based on microLED technology. This next-generation optical technology is engineered to facilitate high-speed, low-latency data transmission, providing multi-Terabit throughput required to scale massive AI clusters and high-performance hyperscale data centers. By leveraging fast micron-scale LEDs and ultra-low power circuitry, these solutions address the escalating bandwidth bottlenecks in AI infrastructure.
Active LED Cables (ALCs) are built to deliver high-speed connectivity in familiar, pluggable form-factors, like the industry-leading ZeroFlap AECs, while extending the interconnect reach up to 30m and reducing cable bulk. ALCs allow data center architects to rethink cluster design. Rather than being forced to cram GPUs into one or two racks due to distance or energy constraints, Credo’s microLED ALCs enable architects to distribute compute power across multiple racks. This flexibility significantly improves thermal management and hardware organization while maintaining the high-speed connectivity necessary for parallel processing.

These microLED solutions prioritize copper-like reliability and operational predictability. Credo integrates "zero-flap" performance in these products through rugged designs, advanced error correction, and self-healing failover schemes. To ensure maximum uptime, they utilize Predictive Integrity, Link Optimization and Telemetry (PILOT) telemetry and monitoring to evaluate link health and isolate potential failures before they impact the network.
PILOT Software Platform: Credo’s proprietary PILOT software empowers network administrators to detect, diagnose, and resolve signal degradation before it impacts workloads—dramatically reducing link flaps and minimizing costly system maintenance and down-time. PILOT was released for evaluation on Credo’s Toucan PCIe retimers in the first quarter of fiscal 2026 and Credo made PILOT available across Credo’s SerDes, retimers and system level AECs during fiscal year 2026.
Our Customers
We sell our products to hyperscalers, Neoclouds, OEMs, ODMs, CMs and optical module manufacturers, as well as into the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments.
We currently rely and expect to continue to rely on a limited number of customers for a significant part of our revenue. In fiscal 2026, sales to our top 10 customers accounted for approximately 90% of our total revenue. Furthermore, we had two customers that accounted for 10% or more of our total fiscal 2026.
Sales and Marketing
We employ a two-pronged sales strategy targeting both the end users of our products, as well as the suppliers of our end users. By engaging directly with the end user, we are able to better understand the needs of our customers and cater our solutions to their most pressing connectivity requirements.
This strategy has enabled us to become the preferred vendor to a number of our customers across the world who, in turn, require their suppliers, OEMs, ODMs, CMs and optical module manufacturers to utilize our solutions.
We sell our solutions worldwide through our direct sales force. We have a sales presence in North America, Asia and Europe. Our direct sales force is supported by marketing, business development and application engineer teams across our regions. These teams are organized to align with our product verticals.
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
•Wafer Fabrication: We currently utilize a wide range of semiconductor process generations to develop and manufacture our products. In fiscal year 2026, we exclusively used Taiwan Semiconductor Manufacturing Company Limited (TSMC) for semiconductor wafer production.
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

Research and Development
We view our technology as a competitive advantage and devote substantial resources to the research and development of new products and the improvement of existing products. We have committed, and plan to continue to commit, significant resources to technology and product innovation and development. We have assembled a team of highly skilled engineers with deep signal processing expertise who are located in San Jose, California, Pittsburgh, Pennsylvania, Canada, mainland China, Hong Kong and Taiwan. As of May 2, 2026, we employed 616 engineers. Research and development expenses for fiscal 2026 and 2025 were $279.4 million and $146.9 million, respectively.
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
As of May 2, 2026, we owned 86 issued patents and 39 pending patent applications in the United States, and 52 issued patents and 41 pending patent applications in mainland China. Our subsidiary Hyperlume, Inc. owns 16 of these pending patent applications in the United States and 13 of these pending applications in mainland China. Our patent and patent application portfolio primarily relates to four main areas: Ethernet standard, network cable technology, chip manufacturing and MCM and SerDes cores. Without taking potential patent extensions or adjustments into account, these issued patents, and any patents granted from such applications, are expected to expire between 2029 and 2046. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Competition
We believe we are the only company in our industry offering a complete suite of high-performance connectivity solutions. Our competitors typically compete with us with respect to some, but not all, of our solutions. Our principal competitors with respect to our products include Broadcom Ltd. (Broadcom),

Marvell Technology, Inc. (Marvell) and Astera Labs, Inc. (Astera), as well as various cable and optical transceiver suppliers. The principal competitive factors in our market include:
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
Sustainability
Sustainability considerations are incorporated into our corporate strategy, operations, and risk management processes, with oversight from our Board of Directors (the Board) and management team. Our connectivity solutions are designed to support lower power consumption and improve energy efficiency across data center and AI infrastructure, while maintaining high levels of reliability and performance that can extend system lifespan. Our approach to environmental, social, and governance (ESG) matters is grounded in responsible business practices, supply chain oversight, and long-term value creation.
Additional information regarding our ESG initiatives is available on the ESG section of our website and in our annual ESG Report. This information is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the U.S. Securities and Exchange Commission. For a discussion of risks and uncertainties related to sustainability matters, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K.
Employees and Human Capital Resources
As of May 2, 2026, approximately 616 of our 807 full-time equivalent employees were engineers. Of our employees, 330 were located in North America and 477 were located in Asia. None of our employees are represented by a labor union or subject to a collective bargaining agreement, and we have never experienced a labor-related work stoppage.
Our success has been built on attracting, motivating and retaining a highly skilled and engaged workforce, particularly on our design and technical teams, as well as our senior management and support functions. We view our employees as our most valuable assets and believe they play a critical role in advancing our business and technology objectives. Consistent with our people philosophy, we recognize that our employees invest their time, expertise, and professional reputations in Credo, and we seek to foster an environment where they can grow and make meaningful contributions.
Our approach to human capital management is informed by Credo’s employee value proposition: we connect purpose, people, and possibilities. This focus emphasizes connection, accountability, and long-term value creation. We believe that empowering our people, aligning work with purpose, and enabling future opportunities supports sustainable business performance. Our core values - Keep learning. Keep innovating.; Own the start. Own the finish.; Stay humble. Stay focused.; and Lead with connection. Lead with care. - guide how we work together, make decisions, and develop our workforce. These values influence our expectations for collaboration, integrity, continuous learning, and responsibility across the organization.
We continually assess our business strategy and operations to identify current and future talent needs. Our workforce includes individuals from a wide range of cultural, educational, and professional backgrounds, reflecting the global nature of our operations. We seek to foster an inclusive work environment that supports collaboration across teams, geographies, and disciplines. Our objective is to attract and retain qualified, talented and experienced employees, advisors, and consultants. Our team members recruit through multiple channels including leveraging their professional networks, diverse online recruiting platforms and tools, specialized search firms, internships and university hires, which we believe supports broad access to talent.
Our company-wide compensation framework is designed to align employee incentives with their performance and the long-term success of Credo. We believe that this structure supports accountability and collaboration by encouraging employees to work toward shared business objectives. Compensation generally consists of a combination of market-based base salary, time-based equity incentives, and discretionary bonuses that are typically linked to individual performance and overall company financial results. We offer benefits programs that are designed to be competitive within local markets and compliant with applicable laws, and that support employee health, welfare, and retirement. These benefits may include paid time off; retirement plans such as 401(k), pension, or other arrangements; life, disability, and supplemental insurance; medical, dental, and vision plans; and flexible spending accounts. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our upcoming 2026 Proxy Statement.
We comply with applicable laws and regulations regarding workplace safety and are subject to standards set forth by entities such as the Occupational Safety and Health Administration in the United States. Our global training and development program focuses on a harassment-free workplace, IT security as well as ethics and compliance.
We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under “Manufacturing and Suppliers.” More information can be found on the ESG section of our website and in our annual ESG Report. Information contained on our website or in our annual ESG Report is not incorporated by reference into this or any other report we file with the U.S. Securities and Exchange Commission.
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
In fiscal 2026, we had two customers that accounted for 10% or more of our total revenue. In addition, in fiscal 2026, sales to our top 10 customers accounted for approximately 90% of our total revenue. We believe our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase our products or solutions at all, may purchase fewer products or solutions than they did in the past or may alter their purchasing patterns.
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
Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, high or rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors or other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment or become insolvent, which could harm our ability to meet our customer demands or collect receivables or otherwise harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
In addition to the above risks related to economic conditions, the U.S. has implemented a series of tariffs targeting various nations and industries. These announcements have triggered global reactions, affecting markets, slowing global economic growth, and heightening concerns about broader financial instability. Tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, and the decoupling of global economies could result in a global economic slowdown and long-term changes to global trade.
We are also subject to risk from inflation and increasing market prices of certain components, supplies and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies, and commodities have from time to time become restricted, or general market factors and conditions have in the past and may in the future affect the pricing of such components, supplies and commodities (such as inflation or supply chain constraints). As trade tensions escalate, our and our customers’ global supply chains may face disruptions, reducing international trade efficiency.
Changes in global trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
Substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Laws and regulations regarding tariffs and trade policies are continuously and rapidly evolving, and the scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting. As a result, these laws and regulations may be interpreted and applied in a manner inconsistent with our practices or policies and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our practices, which could adversely affect our business and operating results. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore adversely affect our business and results of operations.

Current or future tariffs or other restrictive trade measures may significantly raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty.
We have incurred net losses in prior periods and have an accumulated deficit, and we may incur additional net losses in the future.
Prior to fiscal 2025, we had a history of net losses. While we generated net income of $472.3 million and $52.2 million in fiscal 2026 and fiscal 2025, respectively, we incurred net losses of $28.4 million in fiscal 2024 primarily attributable to increased operating expenses, such as investments in research and development, including share-based compensation. As of May 3, 2025, we had an accumulated deficit of $83.2 million.
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
Our product sales are primarily generated on the basis of purchase orders with our customers rather than long-term purchase commitments. However, we place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand, which may not materialize. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product development and design. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because some of our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. The risk of obsolescence and/or excess inventory is heightened for semiconductor solutions due to the rapidly changing market for these types of products. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, financial condition and results of operations. In contrast, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
Currently, our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. Our principal competitors with respect to our products include Broadcom Ltd., Marvell Technology, Inc. (Marvell) and Astera Labs, Inc. (Astera), as well as various cable and optical transceiver suppliers. We expect competition will increase as our market grows, connectivity technology advances and existing competitors improve or expand their product offerings. In addition, new companies could enter our market, creating additional competition in the future. Some of our competitors may be better situated to meet changing customer needs and secure design wins. Increasing competition in the markets in which we operate may negatively impact our revenue and gross margins. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match.
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources; are more established than we are; and have significantly better brand recognition and broader product offerings. This may enable them to better withstand downturns in the timing market in which we compete, as well as adverse economic or market conditions. Our ability to compete successfully will depend on a number of factors, including:
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
•our ability to deliver products in volume on a timely basis at competitive prices;
•our ability to withstand or respond to significant price competition;
•our ability to build and expand international operations in a cost-effective manner;
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
Industry consolidation may lead to increased competition. Our competitors may also establish cooperative relationships among themselves or with third-parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share.
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
We operate an outsourced manufacturing business model. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity. We currently outsource all of our IC manufacturing to

TSMC, with the assembly and testing processes outsourced to other subcontractors primarily in Asia. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amkor, ASE, KYEC and Sigurd for our IC products, and BizLink for our AEC products. The failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products and our reputation. Our revenue and operating results would suffer if these third parties fail to deliver products or components in a timely manner and at reasonable cost or if manufacturing capacity is reduced or eliminated, as we may be unable to obtain alternative manufacturing capacity.
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
We do not generally have long-term contracts with our suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors that could lead to interruption of supply or increased demand in the industry. For example, public health crises, trade sanctions, the armed conflict in Ukraine and other factors have led to worldwide supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by an unfavorable macroeconomic environment, including as a result of increased trade tensions between the U.S. and its trading partners, particularly the People’s Republic of China (PRC). In the event that we cannot timely obtain materials in sufficient quantities or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
Our ability to receive timely payments from our customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers, we had no reserve for credit losses as of May 2, 2026 and May 3, 2025. If our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition and results of operations would be adversely affected.
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
Changes in environmental laws or regulations, as well as sustainability initiatives, could impose substantial costs and may adversely affect our business.
Our product or manufacturing standards could be impacted by new or revised environmental rules and regulations or other social initiatives. For example, a significant portion of our revenue comes from international sales. Environmental laws or regulations in those countries or in the countries of our end customers may increase our cost of doing business and adversely affect our business and results of operations.
Many customers, regulators, investors, employees, and other stakeholders are focusing on sustainability matters. While we have certain sustainability initiatives, there is no assurance that customers, regulators, investors, and employees will determine that these programs are sufficient. Any actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to retain certain customers or increase our customer base, reelect our board of directors, attract and retain certain types of investors, or hire and retain employees. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks, any of which could adversely affect our business as well as on our reputation and stock price.
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
Based on the manner in which we currently conduct our business, our current and expected composition of our income and assets and the estimated value of our assets, we believe that we were not a PFIC for our taxable year ending on May 2, 2026. However, our PFIC status for any year is based on an annual determination for such year, and there can be no assurance that we will not be a PFIC for our current taxable year or any future taxable year. If we were a PFIC for any taxable year during which a U.S. taxpayer held ordinary shares, the U.S. taxpayer generally would be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain distributions and additional reporting requirements.

Changes in taxation, our tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.
We are affected by various taxes imposed in different jurisdictions, including direct and indirect taxes imposed on our global activities. For example, the Organization for Economic Cooperation and Development (OECD) has been working on a Base Erosion and Profit Shifting Project, and since 2015 has been issuing guidelines and proposals with respect to various aspects of the existing framework under which our tax obligations are determined in countries in which we do business. Many countries have implemented legislation and other guidance to align their international rules with the OECD’s legal framework, including enacting a minimum tax rate of at least 15% as part of the OECD’s “Pillar Two” initiative. We expect we may be subject to legislation based on the OECD’s 15% global minimum tax regime in our fiscal year 2028.
Additionally, significant judgment is required in determining our provisions for taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. The amount of income tax we pay is subject to ongoing audits by tax authorities. If audits result in payments or assessments, our future results may include unfavorable adjustments to our tax liabilities, and we could be adversely affected. Any significant changes to the tax system in the jurisdictions where we operate could adversely affect our business, financial condition and results of operations.
Security breaches, cyberattacks and other disruptions to information technology systems owned or maintained by us or third parties, such as vendors or suppliers, could disrupt our operations, compromise the confidentiality of private customer data or our intellectual property, and adversely affect our business, reputation, operations, and financial results.
We rely on our information technology systems, and those of our vendors, suppliers and customers, including hardware, software, cloud services, infrastructure, networks and systems, for the effective operation of our business and for secure maintenance and storage of confidential data relating to our business. We also utilize AI tools to support process automation and improve operational efficiencies. The use of AI may increase exposure to cybersecurity risks, including through unauthorized or malicious use of AI tools, the inadvertent introduction of malicious code or vulnerabilities into AI generated outputs, and other security weaknesses arising from AI enabled systems. Further, AI technologies may be leveraged by threat actors to conduct or enhance cybersecurity attacks, potentially increasing the complexity and severity of security incidents. Additionally, in the ordinary course of business we collect, store and otherwise process sensitive data, including intellectual property and proprietary business information as well as personal information of our customers and employees, in data centers and on information technology systems, including systems that may be controlled or maintained by third parties. The secure operation of these information technology systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations. To mitigate these risks, we maintain an AI policy that standardizes acceptable and safe use of AI tools and incorporates monitoring, data loss prevention, and user specific controls. These measures are designed to prevent security incidents, data leakage, or exploitation related to the use of AI technologies. While we and others have implemented various controls and defenses, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Notwithstanding defensive measures, experienced programmers, hackers, state actors or others may be able to penetrate our security controls, or those of our vendors, suppliers or customers, through attacks such as, but not limited to, phishing or other forms of social engineering, impersonating authorized users, ransomware, spyware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of compromised commercial software, bugs and other cybersecurity weaknesses and vulnerabilities, and covert introduction of malware to computers and networks. Any attack on the information technology systems of us or one of our vendors, suppliers or customers may be difficult to detect, designed to remain dormant until a triggering event or may continue undetected for an extended period of time. In addition, our information technology systems and those of our vendors, suppliers, and customers may be vulnerable to damage, disruptions or shutdowns due to errors, negligence or malfeasance by employees, contractors, or others who have access to these systems.
Security breaches, cyberattacks and other disruptions to our information technology systems or those of our vendors, suppliers or customers could compromise the confidentiality, operational integrity, and accessibility of our information technology systems, or those of our vendors, suppliers or customers, which could result in the compromise, unauthorized publication, or loss of proprietary data, intellectual property, or personal information, as well as interruptions or delays in our business operations, loss of existing or future customers and damage to our reputation, which could adversely affect our business, reputation and financial results. In addition, such events could result in violations of privacy or other laws or regulations, increase the risk of litigation or regulatory investigation, or cause us to incur direct losses if attackers initiate wire transfers or access our bank or investment accounts. We expect ongoing and increasing costs related to investments in technology, controls, processes and practices, however these investments may not be sufficient to shield us from significant losses or liability in the event of security breaches, cyberattacks or other disruptions to our information technology systems.
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
Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity incidents, telecommunication failures, and similar events, which could adversely affect our business, financial condition, and results of operations. In addition, our information technology systems may not support new business models and applications, including with respect to AI, and significant investments may be required in order to upgrade such systems. Our systems are not fully redundant and depending on the severity of the damage or interruption, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, and result in increased costs or loss of sales.
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
The market demand for our semiconductor solutions may not sufficiently develop or may develop more slowly than expected.
We are currently investing significant resources to develop semiconductor solutions supporting performance up to 1.6T data transmission rates. If we fail to accurately predict market requirements or market demand for our semiconductor solutions, or if our semiconductor solutions are not successfully developed or competitive in the industry, our business will suffer. If networks up to 1.6T are deployed to a lesser extent or more slowly than we currently anticipate, we may not realize any benefits from our investment. As a result, our business, financial condition and results of operations would suffer.
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
The data infrastructure industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expenses were $279.4 million for fiscal 2026. We are committed to investing in new product development in order to remain competitive in our target markets. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, there is no assurance that the technologies which are the focus of our research and development expenditures will become commercially successful. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
Further, many market analysts and other stakeholders have voiced growing concern that the technology sector, including AI, is currently in a stock market “bubble” characterized by extreme valuations and unsustainable stock price growth over the past few years. If these views prove to be correct, or if the public begins to perceive such concerns as valid, it could result in a market correction or downturn, which could materially and adversely affect us, including by limiting or preventing us from raising capital and by diminishing our customer base and market for our products

We are subject to the cyclical nature of the semiconductor industry which is undergoing significant change due to artificial intelligence.
The semiconductor industry is highly cyclical and is subject to rapid price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards and evolving product applications. The semiconductor industry is undergoing significant change due to the adoption and proliferation of AI and has experienced a significant upturn, which may not be sustainable. The growth of AI is creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. Some of these AI customers may have constrained resources or capital and may be unable to pay for their required AI infrastructure and/or seek alternative financings or novel or deferred payment models from their vendors and suppliers. If our AI customers substantially reduce their expansion plans, cancel, reduce or delay their orders, are unable to generate the profit required to offset their spending or are otherwise unable to meet their obligations and we cannot offset the downturn in their business, it could have a material adverse effect on our business, operating results, financial condition and stock price.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Asia. In addition, we conduct research and development activities in the United States, Canada, mainland China, Taiwan and Hong Kong. We also conduct marketing and administrative functions in the United States and mainland China. In addition, members of our sales force are located in the United States, mainland China, Taiwan, Japan and Canada. Accordingly, our business and operating results are impacted by worldwide economic conditions. Uncertainty about current global economic conditions, which has been characterized by rising interest rates and inflation, tariffs, geopolitical instability, public health crises, such as supply chain uncertainty, has caused, and may continue to cause, businesses to postpone or reduce spending. This in turn could have a material adverse effect on our supply chain or the demand for our products or the systems into which our products are incorporated. Multiple factors relating to our international operations and to particular countries in which we operate could negatively impact our business, financial condition and results of operations. These factors include:
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
•regional health issues and the impact of public health epidemics on employees and the global economy;

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
We service our customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, environmental impact, securities regulation, anti-competition, data protection, cybersecurity, privacy, labor relations, wages and severance and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of the PRC or Taiwan, where we have significant operations, and jurisdictions where we seek to expand. U.S. laws could also directly conflict with PRC laws, forcing businesses to choose between compliance with conflicting legal regimes. For example, in January 2021, the Ministry of Commerce of the People’s Republic of China (MOFCOM) issued MOFCOM Order No. 1 of 2021 on Rules Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures (Order No. 1). MOFCOM’s Order No. 1 established a blocking regime aimed at counteracting the impact of foreign sanctions on Chinese persons and entities. It allows MOFCOM to prohibit Chinese persons and entities from complying with identified foreign laws and creates a private right of action for Chinese entities and persons affected by those laws to seek damages. In April 2026, the State Council of the People's Republic of China issued Order No. 835 of the State Council on the Regulations on Counteracting Unjustified Extraterritorial Jurisdiction (Order No. 835), according to which the State Council's legal administration department may issue public notices prohibiting the execution or assistance in executing foreign measures constituting unjustified extraterritorial jurisdiction, and any organization or individual violating such prohibition orders may face administrative penalties and civil liability. Order No. 1 and Order No. 835 will become operational once the Chinese government identifies the specific extraterritorial legislation and other measures to which it applies. These measures could include U.S. export controls and sanctions. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us.
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
The Outbound Investment Rule restricts investment by U.S. and U.S.-controlled persons in certain entities linked to China, including companies located in China or deriving more than 50% of various financial metrics from covered activities in China. Certain of our subsidiaries that are organized and conduct substantial operations in China engage in certain covered activities under the Outbound Investment Rule. While, based on our most recent audited financial statements, we do not believe that the Company as a whole triggers the 50% test, the Company will likely be subject to increased regulatory burden to engage in certain investments in China, including capital investments in the Company’s own subsidiaries to the extent they relate to covered activities. This could negatively affect our ability to realize value from certain existing and future investments and to raise capital from U.S. sources that might be directed to covered activities in China. Additionally, it is anticipated that the Outbound Investment Rule will be revised in 2027 and thereafter, and it is possible that future changes to the Outbound Investment Rule could have a negative impact on our China-linked business. Accordingly, the outbound investment reporting requirements and prohibitions could adversely affect our business, financial condition, and operating results.
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
We generated 28% of our revenue in Hong Kong in fiscal 2026, and 2% of our assets (by book value) were held in Hong Kong as of fiscal 2026. Accordingly, political and economic conditions in Hong Kong and the surrounding region may directly affect our business.
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
The market price of our ordinary shares could decline as a result of substantial sales of our ordinary shares, particularly sales by our directors, executive officers and significant shareholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of May 2, 2026, we had outstanding a total of 185.4 million ordinary shares. All of these shares are freely tradable in the public market without restriction, except for any shares held by one of our existing “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of May 2, 2026, we also had outstanding options and restricted stock units covering 10.8 million of our ordinary shares. All of the ordinary shares that are issuable upon exercise of the outstanding options and restricted stock units have been registered for public resale under the Securities Act. The warrants and ordinary shares will become eligible for sale in the public market to the extent such warrants and options are vested and exercised or such restricted stock units are settled, subject to compliance with applicable securities laws. Moreover, certain of our shareholders have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our shareholders.
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
As of May 2, 2026, our executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 9% of our outstanding ordinary shares. As a result, such persons, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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
General Risk Factors
We have pursued, and may in the future pursue, mergers, acquisitions, investments in other companies and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage, business strategy or technological capabilities. Any acquisitions we may undertake, including the acquisitions of Hyperlume, Inc. (Hyperlume) and CoMira Solutions Inc. (Comira), and their integrations involve risks and uncertainties, which could impede the execution of our business strategy, such as:
•U.S. and non-U.S. regulatory approval may take longer than anticipated, not be forthcoming or contain burdensome conditions, including due to U.S.-international relationships and other geopolitical events;
•market volatility impacting our ability or the cost to fund acquisitions or investments;
•unexpected delays, challenges and related expenses, and disruption of our business;
•diversion of management’s attention from daily operations and the pursuit of other opportunities;
•incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing or new lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements;
•the potential for deficiencies in internal controls of the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired business;
•our due diligence process may fail to identify significant issues with the acquired business’ products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
•difficulties integrating the acquired business or company and managing and retaining acquired employees, vendors and customers; and
•inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction.
For all these reasons, our pursuit of an acquisition, investment, divestiture, or merger could cause our actual results to differ materially from those anticipated.

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
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See Item 1A, “Risk Factors,” in this annual report on Form 10-K , including the risk factors entitled “Security breaches, cyberattacks and other disruptions to information technology systems owned or maintained by us or third parties, such as vendors and suppliers, could disrupt our operations, compromise the confidentiality of private customer data or our intellectual property, and adversely affect our business, reputation, operations and financial results” and “Our business may be impacted by information technology system failures or network disruptions and lack of redundancy” in this Annual Report on Form 10-K for additional information about our cybersecurity-related risks.

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
In fiscal 2026 the Audit Committee and the NCG Committee received reports on our cybersecurity risk management initiatives. In addition, our management team updates the Board with respect to the Company’s overall cybersecurity risk posture and initiatives in order to improve our cybersecurity risk controls. As necessary, the Audit Committee will oversee management’s responses to any significant cybersecurity incidents including any disclosures required by law. The full Board also receives a briefing from management on our cyber risk management program at least annually.
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
Item 2. Properties
The following table presents the approximate square footage of our significant leased facilities as of May 2, 2026:

		(Square Feet)
Locations	Primary Use	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	143,945
Mainland China	Research and design, administration and operations	99,088
Taiwan	Research and design, administration and operations	56,259
Canada	Research and design, administration and operations	8,200
Hong Kong	Research and design, administration and operations	7,083
Singapore	Administration and operations	2,874
	Total	317,449
(1) Lease terms expire in various years from 2026 through 2033, and generally include renewals at our option.

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
The information set forth under “Note 9 - Commitments and Contingencies” in our notes to the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.
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
Holders
On June 8, 2026, there were 47 shareholders of record holding our ordinary shares. We cannot estimate the number of beneficial owners since many brokers and other institutions hold our ordinary shares on behalf of shareholders.
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
The graph below compares the cumulative total return on our ordinary shares with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index during the period from January 27, 2022 to May 2, 2026. The graph compares a $100 investment on January 27, 2022 in our ordinary shares with a $100 investment on January 27, 2022 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

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
A discussion regarding our financial condition and our results of operations for the fiscal year ended May 2, 2026 compared to the fiscal year ended May 3, 2025 is presented below. A discussion regarding our results of operations for the fiscal year ended May 3, 2025 compared to the fiscal year ended April 27, 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 3, 2025, filed with the SEC on July 2, 2025.
Overview
At Credo, our mission is to transform connectivity at scale through fast, reliable and energy-efficient system solutions. The Company’s highspeed copper and optical interconnect products deliver industry-leading power and performance at up to 1.6T to meet the ever-expanding data infrastructure demands of AI. The Company’s product portfolio includes ZeroFlap (ZF) Active Electrical Cables (AECs) and ZF optical transceivers, OmniConnect memory solutions and a suite of retimers and Digital Signal Processors (DSPs) for optical and copper Ethernet and PCIe, all leveraging the PILOT diagnostic and analytics software platform. Our innovations enable our customers to connect the systems that connect the world.
Our connectivity solutions are optimized for optical and electrical Ethernet, PCIe and emerging UALink, ESUN and SUE applications, ranging in speeds from 32G (or Gigabits per second per lane) to 200G. Our products are based on our own optimized Serializer/Deserializer (SerDes) and DSP technologies. Our product families include integrated circuits (ICs), Active Electrical Cables (AECs) and SerDes Chiplets. Our intellectual property (IP) solutions consist primarily of SerDes IP licensing.
Artificial Intelligence (AI) has bred a new generation of data centers over the past 5 years that depend much more heavily on high speed, reliable communications for Front End, Scale Out, Scale Up and emerging Scale In Networks. Our proprietary SerDes and DSP technologies enable us to achieve similar performance to leading competitors’ products but at a lower cost and more highly available legacy node (n-1 advantage). Beyond power and performance, Credo continues to innovate to address customers’ system level requirements. We partnered with Oracle to develop our ZeroFlap Optics that helps address the reliability issues known as Link Flap which plague commodity options in AI data centers enabling faster AI cluster turn on and time to first revenue.
The multibillion-dollar data infrastructure market that we serve is driven largely by hyperscale data centers (hyperscalers) and emerging NeoClouds building AI/Machine Learning (ML) Infrastructure as well as general compute and data centers. The demands for increased bandwidth, better reliability and improved power efficiency have grown as AI model sizes have increased from billions to trillions of parameters and the workload has expanded from training to inference.

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
During fiscal 2026 and 2025, we generated $1.3 billion and $436.8 million in total revenue, respectively. Geographically, 58% and 15% of our total revenue in fiscal 2026 and 2025 was generated from customers in North America, and 42% and 85% of our total revenue in fiscal 2026 and 2025 was generated from customers in the rest of the world, primarily in Asia. During fiscal 2026 and 2025, we generated $472.3 million and $52.2 million of net income, respectively.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.
We sell our products to hyperscalers, Neoclouds, original equipment manufacturers (OEMs), original design manufacturers (ODMs), contract manufacturers (CM) and optical module manufacturers, as well as to companies in the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments. A relatively small number customers have historically accounted for and continue to account for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure, and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of total revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Year Ended
	May 2, 2026	May 3, 2025
Revenue:
Customer B	32%	*
Customer D	33%	63%
Customer E	19%	*
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
This strategy has enabled us to become the preferred vendor to a number of our customers who, in turn, in some cases, require their suppliers, OEMs, ODMs, CMs and optical module manufacturers to utilize our solutions.
Components of Our Operating Results
Revenue
Our revenues primarily consist of shipments of our AEC and ICs products. Our customers are primarily hyperscalers, NeoClouds and other cloud infrastructure providers. Our revenue is driven by various trends in these markets.
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
General and administrative expenses consist primarily of personnel costs including salaries, benefits and share-based compensation, related to corporate, finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, acquisition and integration-related expenses and general corporate expenses including allocated facilities expenses.
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
Results of Operations
Years Ended May 2, 2026 and May 3, 2025

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of total revenue:

	Year Ended
	May 2, 2026	May 3, 2025
Revenue	100.0%	100.0%
Cost of revenue	32.0%	35.2%
Gross margin	68.0%	64.8%
Operating expenses:
Research and development	20.9%	33.6%
Selling, general and administrative	13.8%	22.6%
Total operating expenses	34.7%	56.3%
Operating income	33.3%	8.5%
Other income, net	2.3%	4.1%
Income before income taxes	35.6%	12.6%
Provision for income taxes	0.2%	0.7%
Net income	35.4%	11.9%
Comparison of Years Ended May 2, 2026 and May 3, 2025
Revenue

	Year Ended		% Change
	May 2, 2026	May 3, 2025
	(in thousands, except percentages)
Revenue	$1,335,116	$436,775	205.7%
Revenue for fiscal 2026 increased by $898.3 million as compared to fiscal 2025 primarily due to significant increase in volume unit shipments for AEC products. The sales increase was primarily driven by the ramp-up of our AEC solutions at our hyperscale data center customers during fiscal 2026 which contributed over 99% of the increase in revenue.
Cost of Revenue

	Year Ended		% Change
	May 2, 2026	May 3, 2025
	(in thousands, except percentages)
Cost of revenue	$426,767	$153,866	177.4%
Cost of revenue increased by $272.9 million primarily due to significant increase of unit shipments for our AEC products discussed above.
Gross Profit and Gross Margin

	Year Ended		% Change
	May 2, 2026	May 3, 2025
	(in thousands, except percentages)
Gross profit	$908,349	$282,909	221.1%
Gross margin	68.0%	64.8%

Gross margin increased by 3.2 percentage points in fiscal 2026 primarily driven by the improved economies of scale in our revenue.
Research and Development

	Year Ended		% Change
	May 2, 2026	May 3, 2025
	(in thousands, except percentages)
Research and development	$279,381	$146,867	90.2%
% of total revenue	20.9%	33.6%
Research and development expenses for fiscal 2026 increased by $132.5 million compared to fiscal 2025. The increase was due primarily to a $60.9 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, an $18.8 million increase in personnel costs primarily as a result of new hires for product development, a $35.4 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development, a $5.1 million increase in acquisition and integration related costs relating to the business acquisitions and a $4.0 million increase in depreciation expense driven by increased computer equipment and software and laboratory equipment utilized in research and development activities.
Selling, General and Administrative

	Year Ended		% Change
	May 2, 2026	May 3, 2025
	(in thousands, except percentages)
Selling, general and administrative	$183,963	$98,918	86.0%
% of total revenue	13.8%	22.6%
Selling, general and administrative expenses for fiscal 2026 increased by $85.0 million compared to fiscal 2025. The increase was due primarily to a $44.4 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $15.1 million increase in personnel costs as a result of higher selling, general and administrative headcount and a $14.8 million increase in external professional fees relating to general and administrative function.
Provision for Income Taxes

	Year Ended		% Change
	May 2, 2026	May 3, 2025
	(in thousands, except percentages)
Provision for income taxes	$3,156	$2,687	17.5%
% of total revenue	0.2%	0.7%
Provision for income taxes in fiscal 2026 increased by $0.5 million compared to the same period in fiscal 2025. The increase was primarily driven by higher pre-tax income generated in tax-paying jurisdictions during the current year relative to the same period in fiscal 2025.
Liquidity and Capital Resources
Our activities consist primarily of selling our products. As of May 2, 2026 and May 3, 2025, we had cash and cash equivalents of $1.2 billion and $236.3 million, respectively, and working capital of $1.8 billion and $605.8 million, respectively. Our principal use of cash is to fund our operations and invest in research and development and acquisitions of complementary businesses or technologies to support our growth. See also Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of our cash requirements under non-cancelable purchase obligations.
During fiscal 2026, the Company received $736.3 million in net proceeds through the issuance of 4.8 million ordinary shares under the ATM Offering (defined below). See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our arrangement under the ATM Offering. We believe our existing cash and cash equivalents and other components of working capital will be sufficient to meet our needs for at least the next 12 months and in the longer term. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, customer demand and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods indicated.

	Year Ended
	May 2, 2026	May 3, 2025
	(in thousands)
Net cash provided by operating activities	$464,292	$65,083
Net cash provided by (used in) investing activities	$(253,528)	$111,990
Net cash provided by (used in) financing activities	$717,629	$(7,728)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $464.3 million for fiscal 2026. The cash inflows from operating activities for fiscal 2026 were primarily due to net income of $472.3 million adjusted for the following non-cash items: share-based compensation expense of $182.6 million, depreciation and amortization of $34.6 million, write-down for excess and obsolete inventory of $15.1 million and other non-cash items of $1.9 million. This was offset by $242.3 million of cash outflows for working capital purposes. The cash outflows from working capital for fiscal 2026 were primarily driven by (a) an increase in accounts receivable of $70.8 million primarily due to increased sales in the fiscal 2026 compared to fiscal 2025 and timing of collection; (b) an increase in inventory of $174.0 million to support unfulfilled backlog and related new product ramps; (c) an increase in other current and non-current assets of $71.3 million of payment for refundable deposits to the suppliers in exchange for reserved manufacturing production capacity. This was offset by increases in accounts payable of $48.8 million and accrued compensation and benefits, other current liabilities and other non-current liabilities of $25.1 million due to increased purchases of inventory to support growing demand for our products.
Net cash used in operating activities was $65.1 million for fiscal 2025. The cash inflows from operating activities for fiscal 2025 were primarily due to net income of $52.2 million adjusted for the following non-cash items: share-based compensation expense of $77.4 million, depreciation and amortization of $21.9 million and other non-cash items of $22.0 million. This was offset by $108.4 million of cash outflows for working capital purposes. The cash outflows from working capital for fiscal 2025 were primarily driven by (a) an increase in accounts receivable of $102.5 million primarily due to increased sales in the fiscal 2025 compared to fiscal 2024 and timing of collection; (b) and an increase in inventory of $70.5 million to support unfulfilled backlog and related new product ramps. This was offset by increases in account payable of $41.9 million and accrued compensation and benefits, other current liabilities and other non-current liabilities of $15.9 million due to increased purchases of inventory to support growing demand for our products.
Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities of $253.5 million for fiscal 2026 was attributable to purchases of property and equipment of $57.3 million, investments in certificates of deposit of $393.3 million and acquisitions of Hyperlume and Comira for $112.9 million, offset by maturities of investment in certificates of deposit of $310.0 million. Purchases of property and equipment primarily relate to mask sets purchases for new products introduced or in process of being introduced and computer equipment and software used for research and development purposes. The acquisitions were primarily intended to expand the Company’s comprehensive portfolio of end-to-end system-level connectivity solutions.
Net cash used in investing activities of $112.0 million for fiscal 2025 was attributable to maturities of investment in certificates of deposit of $406.8 million, partially offset by purchases of property and equipment of $36.1 million and investment in certificates of deposit of $258.7 million. Purchases of property and equipment primarily relate to mask sets purchases for new products introduced or in process of being introduced and computer equipment and software used for research and development purposes.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities of $717.6 million for fiscal 2026 was primarily attributable to $736.3 million in proceeds from the ATM Offering and $7.1 million in proceeds from exercises of employee share options and the issuance of shares under our employee share purchase plan, offset by $19.2 million tax withheld related to RSU settlement and $6.6 million in payments for long-term technology license obligations.
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
We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to write-down for excess and obsolete inventories. Actual results may differ from those estimates and such differences may be material to the financial statements. See Note 2 Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K for further information on use of estimates.
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
To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that a hypothetical adverse change in exchange rates would have had on our financial statements, with all other variables held constant. If the U.S. dollar weakened by 10%, our operating expense in fiscal 2026 would have increased by approximately 1%.
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
CREDO TECHNOLOGY GROUP HOLDING LTD
CONSOLIDATED FINANCIAL STATEMENTS
Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Credo Technology Group Holding Ltd (the Company) as of May 2, 2026 and May 3, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended May 2, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 2, 2026 and May 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 2, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 15, 2026 expressed an unqualified opinion thereon.
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

Inventory Valuation
Description of the Matter
The Company’s inventories totaled $250.8 million as of May 2, 2026, representing 10.9% of total assets. As explained in Note 2 to the consolidated financial statements, the Company values inventories at the lower of cost and net realizable value in each reporting period. Excess and obsolete inventory is written down to its estimated net realizable value if less than cost.

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
June 15, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Credo Technology Group Holding Ltd
Opinion on Internal Control Over Financial Reporting
We have audited Credo Technology Group Holding Ltd’s internal control over financial reporting as of May 2, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Credo Technology Group Holding Ltd (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 2, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 2, 2026 and May 3, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended May 2, 2026, and the related notes and our report dated June 15, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
June 15, 2026

Credo Technology Group Holding Ltd
Consolidated Balance Sheets
(in thousands, except per share amounts)

	May 2, 2026	May 3, 2025
Assets
Current assets:
Cash and cash equivalents	$1,164,952	$236,328
Short-term investments	278,334	195,010
Accounts receivable	233,377	162,144
Inventories	250,831	90,029
Other current assets	73,576	30,023
Total current assets	2,001,070	713,534
Property and equipment, net	101,605	63,631
Right of use assets	24,640	15,234
Goodwill	92,798	—
Intangible assets, net	29,262	—
Other non-current assets	46,244	16,858
Total assets	$2,295,619	$809,257
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$107,345	$56,158
Accrued compensation and benefits	21,626	16,097
Other current liabilities	68,120	35,456
Total current liabilities	197,091	107,711
Non-current operating lease liabilities	20,617	12,693
Other non-current liabilities	14,299	7,271
Total liabilities	232,007	127,675
Commitments and contingencies (Note 9)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 185,419 and 171,169 shares issued and outstanding at May 2, 2026 and May 3, 2025, respectively	9	8
Additional paid in capital	1,672,060	765,173
Accumulated other comprehensive income (loss)	2,426	(437)
Retained earnings (accumulated deficit)	389,117	(83,162)
Total shareholders' equity	2,063,612	681,582
Total liabilities and shareholders' equity	$2,295,619	$809,257
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Revenue	$1,335,116	$436,775	$192,970
Cost of revenue	426,767	153,866	73,539
Gross profit	908,349	282,909	119,431
Operating expenses:
Research and development	279,381	146,867	96,296
Selling, general and administrative	183,963	98,918	60,193
Total operating expenses	463,344	245,785	156,489
Operating income (loss)	445,005	37,124	(37,058)
Other income, net	30,430	17,746	14,313
Income (loss) before income taxes	475,435	54,870	(22,745)
Provision for income taxes	3,156	2,687	5,624
Net income (loss)	$472,279	$52,183	$(28,369)
Net income (loss) per share:
Basic	$2.65	$0.31	$(0.18)
Diluted	$2.51	$0.29	$(0.18)
Weighted-average shares used in computing net income (loss) per share:
Basic	178,538	167,505	155,091
Diluted	188,232	181,158	155,091
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Net income (loss)	$472,279	$52,183	$(28,369)
Other comprehensive income (loss):
Foreign currency translation income (loss)	2,863	82	(328)
Total comprehensive income (loss)	$475,142	$52,265	$(28,697)
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at April 29, 2023	148,651	$7	$454,795	$(191)	$(106,976)	$347,635
Issuance of ordinary shares in connection with secondary public offering, net of offering costs	10,440	1	173,415	—		173,416
Ordinary shares issued under equity incentive plans	5,329	—	7,055	—	—	7,055
Tax withheld related to RSU settlement	(115)	—	(2,158)	—	—	(2,158)
Share-based compensation	—	—	39,022	—	—	39,022
Warrant contra revenue	—	—	3,925	—	—	3,925
Total comprehensive loss	—	—	—	(328)	(28,369)	(28,697)
Balances at April 27, 2024	164,305	$8	$676,054	$(519)	$(135,345)	$540,198
Ordinary shares issued under equity incentive plans	7,057	—	7,831	—	—	7,831
Tax withheld related to RSU settlement	(194)	—	(9,253)	—	—	(9,253)
Share-based compensation	—	—	77,355	—	—	77,355
Warrant contra revenue	—	—	13,186	—	—	13,186
Total comprehensive income	—	—	—	82	52,183	52,265
Balances at May 3, 2025	171,169	$8	$765,173	$(437)	$(83,162)	$681,582
Ordinary shares issued under At-The-Market Offering, net of issuance costs	4,820	—	736,327	—	—	736,327
Ordinary shares issued upon exercise of Customer Warrant	3,761	—	—	—	—	—
Ordinary shares issued under equity incentive plans	5,835	1	7,083	—	—	7,084
Tax withheld related to RSU settlement	(166)	—	(19,161)	—	—	(19,161)
Share-based compensation	—	—	182,638	—	—	182,638
Total comprehensive income	—	—	—	2,863	472,279	475,142
Balances at May 2, 2026	185,419	$9	$1,672,060	$2,426	$389,117	$2,063,612

The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Cash flows from operating activities:
Net income (loss)	$472,279	$52,183	$(28,369)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,637	21,938	13,771
Amortization of acquired intangible assets	400	—	—
Share-based compensation	182,638	77,355	39,022
Warrant contra revenue	—	13,186	3,925
Write-downs for excess and obsolete inventory	15,116	7,952	4,354
Impairment of assets	1,500	873	765
Changes in operating assets and liabilities
Accounts receivable	(70,798)	(102,482)	(10,121)
Inventories	(174,036)	(70,470)	15,762
Other current assets	(44,801)	4,596	(19,836)
Other non-current assets	(26,453)	2,089	(654)
Accounts payable	48,752	41,930	8,806
Accrued compensation and benefits, other current liabilities and other non-current liabilities	25,058	15,933	5,312
Net cash provided by operating activities	464,292	65,083	32,737
Cash flows from investing activities:
Purchases of property and equipment	(57,296)	(36,061)	(15,652)
Purchases of short-term investments	(393,334)	(258,726)	(403,587)
Maturities of short-term investments	310,010	406,777	169,754
Business acquisitions, net of cash acquired	(112,908)	—	—
Net cash provided by (used in) investing activities	(253,528)	111,990	(249,485)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares in connection with public offerings, net of offering costs	736,327	—	173,431
Payments on technology license obligations	(6,624)	(6,306)	(3,052)
Proceeds from equity incentive plans	7,083	7,831	7,055
Tax withheld related to RSU settlement	(19,157)	(9,253)	(2,158)
Net cash provided by (used in) financing activities	717,629	(7,728)	175,276
Effect of exchange rate changes on cash	231	41	(169)
Net increase (decrease) in cash and cash equivalents	928,624	169,386	(41,641)
Cash and cash equivalents at beginning of the year	236,328	66,942	108,583
Cash and cash equivalents at end of the year	$1,164,952	$236,328	$66,942
Supplemental cash flow information:
Income taxes paid	$2,472	$1,447	$1,054
Purchases of property and equipment included in accounts payable, other current liabilities and other non-current liabilities	$16,106	$8,877	$8,287
The accompanying notes are an integral part of these consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Credo Technology Group Holding Ltd was formed as an exempted company under the laws of the Cayman Islands in September 2014. Credo Technology Group Holding Ltd directly owns Credo Technology Group Ltd., which owns, directly and indirectly, all of the shares of its subsidiaries in the United States (U.S.), Singapore, mainland China, Hong Kong, Taiwan and Canada. References to the “Company” in these notes refer to Credo Technology Group Holding Ltd and its subsidiaries on a consolidated basis, unless otherwise specified.
The Company’s mission is to transform connectivity at scale through fast, reliable and energy-efficient system solutions. The Company’s highspeed copper and optical interconnect products deliver industry-leading power and performance at up to 1.6T to meet the ever-expanding data infrastructure demands of AI. The Company’s product portfolio includes ZeroFlap (ZF) Active Electrical Cables (AECs) and ZF optical transceivers, OmniConnect memory solutions and a suite of retimers and DSPs for optical and copper Ethernet and PCIe, all leveraging the Company’s PILOT diagnostic and analytics software platform. The Company’s innovations enable our customers to connect the systems that connect the world.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The consolidated financial statements include the results of Credo Technology Group Holding Ltd and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The fiscal years ended May 2, 2026 (fiscal year 2026) and April 27, 2024 (fiscal year 2024) were both 52-week fiscal years. The fiscal year ended May 3, 2025 (fiscal year 2025) was a 53-week fiscal year.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income (loss) or cash flows for any of the periods presented.
ATM Offering
In October 2025, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC related to the sale from time to time of the Company’s ordinary shares for an aggregate offering price of up to $750 million (the ATM Offering). During the fiscal year ended May 2, 2026, the Company completed the ATM Offering and received $736.3 million in net proceeds through an issuance of 4.8 million ordinary shares. The total issuance costs were $13.7 million.
2. Significant Accounting Policies
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, variable consideration from

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
revenue contracts, determination of the fair value of share-based awards, the realizability of tax assets and estimates of tax reserves, valuation of acquired intangible assets, impairment of long-lived assets and goodwill (as applicable) and incremental borrowing rate used in the Company’s operating lease calculations. Actual results may differ from those estimates and such differences may be material to the financial statements. As new events continue to evolve and additional information becomes available, any changes to these estimates and assumptions will be recognized in the consolidated financial statements as soon as they become known.
Foreign Currency
All of the Company’s subsidiaries use U.S. dollars as their functional currency, except for its entities located in Taiwan, Canada and mainland China. The functional currencies of these entities are their respective local currency. Foreign currency assets and liabilities are remeasured into the functional currencies at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the exchange rates in effect during the period the transactions occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the consolidated statements of operations as part of ‘other income, net’. Translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders' equity.
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
Business Combinations
The Company allocates the fair value of the purchase consideration of its business acquisitions to the tangible assets, liabilities and intangible assets acquired, including developed technology and in-process research and development (IPR&D), based on their estimated fair values under the acquisition method of accounting. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and period involved in recreating the acquired intangible assets, discount rate used to determine the present value and asset lives. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company performs periodic credit evaluations of its customers’ financial condition and does not require

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
collateral from them. The Company assesses the collectability by reviewing accounts receivable on a customer-by-customer basis. To manage credit risk, management performs ongoing credit evaluations of the customers’ financial condition, monitors payment performance, and assesses current economic conditions, as well as reasonable and supportable forecasts of future economic conditions, that may affect collectability of the outstanding receivables. Management does not believe that an allowance for credit losses is needed as of May 2, 2026 or May 3, 2025 based on review of credit worthiness of the customers and their payment histories.
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
Goodwill

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually on the last business day of the fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or the Company may determine to proceed directly to the quantitative impairment test.
If the Company assesses qualitative factors and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company determines not to use the qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its carrying value, including goodwill. The Company has identified that its business operates as a single operating segment and as a single reporting unit for the purpose of goodwill impairment testing. An impairment exists if the fair value of the reporting unit is lower than its carrying value. If the fair value of the reporting unit is lower than its carrying value, the Company would record an impairment loss in the fiscal quarter in which the determination is made.
Impairment of Long-lived Assets
The Company assesses the impairment of long-lived assets, which consist primarily of property and equipment and intangible assets whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces.
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
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. The Company also considers the constraint on estimates of variable consideration when estimating the total transaction price. The Company’s policy is to record revenue net of any applicable sales, use or excise taxes. Changes in the Company’s contract assets and contract liabilities primarily result from the timing difference between the Company’s performance and the customer’s payment. The Company fulfills its obligations under a contract with a customer by transferring products or services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional other than the passage of time. The Company recognizes deferred revenue when it has received consideration or an amount of consideration is due from the customer and it has a future obligation to transfer products.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
The Company transacts with customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date. The Company offers standard performance warranties of twelve months after product delivery and offers limited product return rights to certain distributors. The Company recognizes product sales when it transfers control of promised goods in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods, net of accruals for estimated sales returns and rebates. As of May 2, 2026 and May 3, 2025, the sales returns and rebate reserves were not material.
Customer Warrant
The Company accounts for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument, based on the specific terms of the warrant agreement. When management determines that it is probable that a tranche of the warrant will vest and we recognize the related revenue, the grant date fair value of the associated tranche will be recognized in shareholders’ equity and the underlying expense amortized as a reduction of revenue in proportion to the amount of related revenue recognized.
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
Segment Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in deciding resource allocation and assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Consequently, the Company has determined it operates and manages its business in one operating and one reportable segment. See “Note 15. Segment and Geographic Information” for the Company’s revenue by country and location of long-lived assets.
Accounting Pronouncement Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. The Company adopted this guidance in the fiscal year 2026 on a prospective basis. The adoption did not have a material impact to the Company’s consolidated financial statements. Refer to ‘Note 13. Income Taxes’ for further details.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of, in interim and annual reporting periods, additional information about certain expenses in the financial statements. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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
Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The particular customers which account for revenue concentration have varied from period to period as a result of the volumes and prices at which the customers have recently bought the Company’s products. These variations are expected to continue in the foreseeable future.
The following table summarizes the significant customers’ accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	May 2, 2026	May 3, 2025
Customer A	53%	86%
Customer B	20%	*
Customer C	19%	*

	Year Ended
Revenue	May 2, 2026	May 3, 2025	April 27, 2024
Customer A	49%	67%	39%
Customer B	32%	*	*
Customer C	*	*	15%
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
outsourced to other subcontractors primarily in Asia. Any disruption of or interference with the Company’s access to the goods or services from these subcontractors would impact the Company’s operations.
4. Revenue Recognition
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligation was approximately $31.9 million which the Company expects to recognize over the next fiscal year.
Customer Warrant
During fiscal year 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC (Holder) to purchase an aggregate of up to 4.1 million of our ordinary shares at an exercise price of $10.74 per share (the Customer Warrant). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. The shares issuable vest in tranches over the contract term based on the amount of global payments by Holder and its affiliates to the Company, up to $201.0 million in aggregate payments. A total of 4.1 million Customer Warrant shares were vested as of May 3, 2025. As of May 2, 2026, the Holder has exercised all Customer Warrant shares, resulting in a net issuance of 3.8 million shares after 0.3 million shares withheld for exercise price.
During the fiscal years ended May 3, 2025 and April 27, 2024, the Company recognized $13.2 million and $3.9 million, respectively, as contra revenue within the product sales revenue on the consolidated statements of operations. The contra revenue impact associated with the Customer Warrant has been fully amortized as of May 3, 2025.
5. Business Combination
Hyperlume
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

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
The purchase price allocation is as follows (in thousands):

Cash and other assets	$11,084
Goodwill	69,134
Intangible asset	17,200
Deferred tax liabilities	(4,558)
Other current liabilities and non-current operating lease liabilities	(843)
$92,017
Comira
On February 25, 2026, the Company acquired 100% of the equity interest of CoMira Solutions, Inc. (Comira), a high-speed connectivity IP innovator, for a total cash consideration of $35.1 million. This acquisition was primarily intended to bring specialized link layer, error correction and security semiconductor IP to support the development of new and advanced system-level solutions for scale-up and scale-out AI architectures.
The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the Comira acquisition is not expected to be deductible for tax purposes.
The following table summarizes the total purchase consideration (in thousands):

Cash consideration	$35,073
Less: Cash and cash equivalents acquired	(4,729)
Net cash payment for acquisition	$30,344
The purchase price allocation is as follows (in thousands):

Cash and other assets	$5,167
Goodwill	21,789
Intangible asset	12,000
Deferred tax liabilities	(2,714)
Other current liabilities and non-current operating lease liabilities	(1,169)
$35,073
Acquisition-related costs are expensed in the periods such costs are incurred and were not material for the periods presented for Hyperlume and Comira acquisitions. Pro forma results of operations for both

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
acquisitions have not been presented because the effect of the acquisitions was not material to the Company’s financial results.
6. Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not subject to amortization but is tested for impairment annually during the fourth fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performed the required annual goodwill impairment test as of May 2, 2026 and concluded that goodwill was not impaired. As a result of the qualitative assessments, the Company determined that it was not necessary to perform a quantitative assessment at that time.
Intangible Assets, Net
As of May 2, 2026, the net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	May 2, 2026
	Gross Carrying Amounts	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amounts	Weighted-Average Amortization Period (Years)
Developed technology	$12,000	$(400)	$—	$11,600	5
IPR&D	17,200	—	462	17,662	N/A
Total intangible assets	$29,200	$(400)	$462	$29,262
Amortization for acquired intangible assets was $0.4 million during the year ended May 2, 2026 and charged to research and development expenses.
The aggregate future amortization expense for acquired amortizable intangible assets as of May 2, 2026 are as follows (in thousands):

Fiscal Year	Amount
2027	$2,400
2028	2,400
2029	2,400
2030	2,400
2031	2,000
$11,600
7. Fair Value Measurements
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
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
The following tables present the fair value of the financial instruments measured on a recurring basis, or measured at amortized cost which approximates fair value, as of May 2, 2026 and May 3, 2025 (in thousands).

	May 2, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,073,486	$—	$—	$1,073,486
Certificates of deposit	—	77,864	—	77,864
Short-term investments:
Certificates of deposit	—	278,334	—	278,334
Total cash equivalents and short-term investments	$1,073,486	$356,198	$—	$1,429,684

	May 3, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$148,036	$—	$—	$148,036
Certificates of deposit	—	65,137	—	65,137
Short-term investments:
Certificates of deposit	—	195,010	—	195,010
Total cash equivalents and short-term investments	$148,036	$260,147	$—	$408,183
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of May 2, 2026 and May 3, 2025, there were no unrealized loss or gains associated with the Company’s financial instruments. The interest income recognized during the years ended May 2, 2026, May 3, 2025 and April 27, 2024 was $31.3 million, $18.8 million and $15.3 million, respectively.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
8. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	May 2, 2026	May 3, 2025
Raw materials	$64,357	$12,734
Work in process	34,296	24,583
Finished goods	152,178	52,712
	$250,831	$90,029
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	May 2, 2026	May 3, 2025
Production equipment	$63,214	$44,789
Computer equipment and software	48,924	27,901
Laboratory equipment	36,933	21,944
Leasehold improvements	4,096	3,513
Construction in progress	27,027	9,687
	180,194	107,834
Less: accumulated depreciation and amortization	(78,589)	(44,203)
	$101,605	$63,631
Depreciation and amortization expense, excluding the asset impairment charges, for the years ended May 2, 2026, May 3, 2025 and April 27, 2024, was $34.6 million, $21.9 million, and $13.8 million, respectively. Construction in progress and production equipment primarily includes mask set costs capitalized relating to the Company’s products.
Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 2, 2026	May 3, 2025
Accruals relating to inventory purchases	$7,193	$10,164
Current payables relating to purchases of property and equipment	12,179	8,420
Current portion of operating lease liabilities	4,831	3,342
Other	43,917	13,530
	$68,120	$35,456
9. Commitments and Contingencies
Non-Cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of May 2, 2026 were as follows (in thousands):

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements

Fiscal Year	Purchase Commitments to Manufacturing Vendors and Foundry Partners	Technology License Fees	Total
2027	$333,503	$12,555	$346,058
2028	4,243	6,803	11,046
2029	—	2,850	2,850
Total unconditional purchase commitments	$337,746	$22,208	$359,954
Technology license fees include the liabilities under agreements for technology licenses between the Company and various vendors. Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation.
As of May 2, 2026, the total value of non-cancelable inventory purchase orders payable within the next one year that were committed with the Company’s foundry partners and third-party subcontractors was approximately $149.2 million. Such purchase commitments are included in the preceding table.
The Company has three manufacturing supply capacity reservation agreements with assembly subcontractors as of May 2, 2026. Under these arrangement, the Company has paid refundable deposits to the supplier in exchange for reserved manufacturing production capacity over the remaining term of the agreements, which range from two to five years. In addition, the Company committed to certain purchase levels that were in line with the capacity reserved. If the Company does not meet the purchase level commitment, the agreement requires the Company to pay a fee equal to the difference between the actual purchase and the purchase commitment, up to the value of refundable deposits made.
The Company currently estimates that it has made purchase level commitments of at least $188.6 million for the fiscal year 2027 through fiscal year 2028 under the capacity reservation agreement. Such purchase commitments are included in the preceding table. In addition, the Company had refundable deposits of $71.0 million as of May 2, 2026, of which $39.8 million was recorded in other current assets and $31.2 million was recorded in other non-current assets on the consolidated balance sheets.
Subsequent to May 2, 2026, the Company entered into a manufacturing supply capacity reservation agreement with an assembly subcontractor and will pay $13.1 million of refundable deposits. The total inventory purchase within the next two years that was committed with the subcontractor was approximately $43.7 million.
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
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnifications. Accordingly, the Company has no liabilities recorded for these agreements as of May 2, 2026 and May 3, 2025.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. As of the date of issuance of the consolidated financial statements, the Company was not subject to any litigation. Accruals for loss contingencies or recognition of actual losses were not material in any of the periods presented.

10. Ordinary Shares
The Company filed the Amended and Restated Memorandum of Association with Cayman Islands, which authorized 1 billion ordinary shares, par value $0.00005 per share and 50 million preferred shares.
Each ordinary share is entitled to one vote per share. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s board of directors, subject to the prior rights of holders of all other classes of shares outstanding.
11. Share Incentive Plan
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of information related to share option activity, excluding options early exercised, is as follows:

	Outstanding Share Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of April 29, 2023	8.9	$2.02	6.22	$0.1
Options exercised and vested	(2.3)	$1.98
Options canceled/ forfeited	(0.2)	$4.64
Balances as of April 27, 2024	6.4	$1.97	5.30	$106.5
Options exercised and vested	(2.9)	$1.64
Options canceled/ forfeited	—	$4.58
Balances as of May 3, 2025	3.5	$2.23	4.79	$162.8
Options exercised and vested	(1.4)	$2.23
Options canceled/ forfeited	—	$2.33
Balances as of May 2, 2026	2.1	$2.24	3.96	$383.4
Vested or expected to vest as of May 2, 2026	2.1	$2.24	3.96	$383.4
Exercisable as of May 2, 2026	2.1	$2.24	3.96	$383.4
During the years ended May 2, 2026, May 3, 2025 and April 27, 2024, the total intrinsic value of options exercised was $162.9 million, $130.5 million and $36.2 million, respectively. The weighted-average grant date fair value of options vested was $1.78, $1.64 and $1.52 per share for the years ended May 2, 2026, May 3, 2025 and April 27, 2024, respectively.
The total grant date fair value of share options that vested was $6.3 million, $6.8 million and $13.3 million as of May 2, 2026, May 3, 2025 and April 27, 2024, respectively. As of May 2, 2026, there was no unrecognized compensation cost related to share options.
2021 Long-Term Incentive Plan
In December 2021, the Company adopted the 2021 long-term incentive plan (the 2021 Plan). Upon the adoption, the 2021 Plan had 19.9 million ordinary shares reserved for issuance and additional 35.4 million ordinary shares reserved thereafter. Awards granted under the 2021 Plan may include, but are not limited to, options, time-based restricted share units (RSUs) and performance-based restricted share units (PSUs). RSU and PSU awards are denominated in ordinary shares, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. None of the awards granted under the 2021 Plan as of May 2, 2026 allowed cash settlement. RSU awards under the 2021 Plan generally vest over 4 years. As of May 2, 2026, 34.8 million shares remained available for future issuance under the 2021 Plan.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
A summary of RSU activity is as follows:

	Number of shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of Balance as of April 29, 2023	7.8	$11.66	1.65	$63.2
Granted	5.4	$20.08
Vested	(2.6)	$11.98
Canceled/ forfeited	(0.4)	$11.49
Balances as of Balances as of April 27, 2024	10.1	$16.11	1.52	$188.2
Granted	3.9	$59.10
Vested	(4.0)	$15.53
Canceled/ forfeited	(0.6)	$20.05
Balances as of Balances as of May 3, 2025	9.5	$33.88	1.39	$458.1
Granted	2.2	$112.72
Vested	(4.2)	$29.64
Canceled/ forfeited	(0.3)	$32.40
Balances as of Balances and expected to vest as of May 2, 2026	7.2	$58.43	1.18	$1,319.6
As of May 2, 2026, unamortized compensation expense related to RSUs was $367.9 million. The unamortized compensation expense for RSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.28 years.
A summary of PSU activity is as follows:

	Number of shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balances as of April 27, 2024	—	$—	0.00	$—
Granted	0.2	$43.70
Balances as of May 3, 2025	0.2	$43.70	2.53	$10.1
Granted	1.3	$92.57
Balances as of Balances and expected to vest as of May 2, 2026	1.5	$85.33	2.15	$272.1
During fiscal year 2025, the Company granted 0.2 million PSUs to certain named executive officers which will be eligible to become earned between 0% and 200% of target levels based on the Company’s achievement of specified revenue goals for the fiscal year ended May 2, 2026. The PSUs became earned at 200% of target levels based on the Company’s achievement of specified revenue goals and will be vested subsequent to May 2, 2026.
During fiscal year 2026, the Company granted 1.3 million PSUs to certain named executive officers and employees which will be eligible to become fully earned or unearned at 100% of target levels based on the Company’s achievement of stock price, product qualification and specified revenue goals.
The Compensation Committee will measure the achievement of such goals and determine the number of refresh PSUs that have become earned based on performance. The PSUs will then be subject to a service-based vesting requirement over an additional three to four-year period.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
As of May 2, 2026, unamortized compensation expense related to PSUs was $37.0 million. The unamortized compensation expense for PSUs will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.15 years.
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
During the years ended May 2, 2026, May 3, 2025 and April 27, 2024, 0.2 million, 0.2 million and 0.3 million shares were issued under the ESPP, respectively. As of May 2, 2026, 7.5 million shares remained available for future issuance under the ESPP.
The following weighted-average assumptions to calculate the fair value of ordinary shares to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model in the periods presented:

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Grant date fair value	$27.64	$10.51	$6.04
Expected volatility	78.62%	74.99%	56.13%
Expected term (in years)	1.27	1.18	1.33
Risk-free interest rate	4.29%	4.74%	3.40%
Expected dividend yield	—%	—%	—%
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation cost included in the consolidated statements of operations (in thousands).

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Cost of revenue	$1,416	$1,194	$1,131
Research and development	102,576	41,930	21,359
Selling, general and administrative	78,646	34,231	16,532
	$182,638	$77,355	$39,022
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

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
that will be recognized as these employees provide service over the remaining vesting periods of up to 4 years.
12. Leases
The Company's leases include office space located in the United States and other international locations, which are all classified as operating leases. The Company’s leases have remaining lease terms generally between 1 year and 7 years. Operating leases are included in right of use assets, other current liabilities, and non-current operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have any finance leases.
Lease expense and supplemental cash flow information are as follows (in thousands):

	Year Ended
	May 2, 2026	May 3, 2025
Operating lease expenses	$5,077	$4,186
Cash paid for amounts included in the measurement of operating lease liabilities	$4,716	$3,961
Right-of-use assets obtained in exchange for lease obligation	$12,787	$5,178
The aggregate future lease payments for operating leases as of May 2, 2026 are as follows (in thousands):

Fiscal Year	Operating leases
2027	$6,092
2028	6,377
2029	5,843
2030	4,971
2031	3,014
Thereafter	3,364
Total lease payments	29,661
Less: Interest	(4,212)
Present value of lease liabilities	$25,449
As of May 2, 2026, the weighted average remaining lease term for the Company's operating leases was 5.11 years and the weighted average discount rate used to determine the present value of the Company's operating leases was approximately 6.27%.
In December 2025, the Company entered into multiple leasing agreements for additional office spaces to expand the corporate headquarter buildings in the United States. The lease that has not yet commenced has an initial lease term of 6 years and an annual base rent of approximately $1.5 million. The lease arrangements further extend headquarter office spaces through calendar year 2036.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
13. Income Taxes
Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
United States	$36,047	$13,795	$8,611
International	439,388	41,075	(31,356)
	$475,435	$54,870	$(22,745)
The components of income tax expense (benefit) are summarized as follows (in thousands):

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Current
Federal	$—	$—	$2
State	32	12	3
International	6,224	2,253	1,484
Total current tax expense	6,256	2,265	1,489
Deferred
Federal	(2,562)	—	3,092
State	(152)	—	359
International	(386)	422	684
Total deferred tax expense (benefit)	(3,100)	422	4,135

Total tax expense	$3,156	$2,687	$5,624
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis, in the fiscal year 2026. The Company consists of a Cayman Islands parent holding company with various international and U.S. subsidiaries. The applicable statutory rate in Cayman Islands is zero for the Company for the years ended May 2, 2026, May 3, 2025 and April 27,

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
2024. A reconciliation of the U.S. 21% rate to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended May 2, 2026, was as follows (in thousands):

	Year Ended
	May 2, 2026
Statutory federal tax expense	$99,841	21%
State tax, net of federal benefit	(2,980)	(1)%
Nontaxable or nondeductible items:
Share-based compensation	(73,448)	(15)%
Section 162(m) limitation	9,378	2%
Other	1,011	—%
Research tax credit	(32,047)	(7)%
Change in valuation allowance	78,617	17%
Foreign rate differential:
Cayman Islands	(86,088)	(18)%
Withholding taxes	148	—%
Other foreign jurisdictions	(635)	—%
Change in unrecognized tax benefits	9,362	2%
Other	(3)	—%
Effective tax rate	$3,156	1%
Pursuant to the disclosure requirements of ASU 2023-09, the following table presents income taxes paid, net of refunds received, for the year ended May 2, 2026 (in thousands):

Year Ended
May 2, 2026
Federal	$—
State	11
Foreign:
Hong Kong	1,992
Taiwan	243
China	125
Cayman Islands	101
Total income taxes paid	$2,472
The Company consists of a Cayman Islands parent holding company with various international and U.S. subsidiaries. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. For purposes of the reconciliation, prior to adoption of ASU 2023-09, Income Taxes (Topic 740): improvements to Income Tax Disclosures, between the provision (benefit) for income taxes at the

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
statutory rate and the effective tax rate, a notional U.S. 21% rate is applied to pretax income (loss) as a result of the following for the periods indicated, respectively:

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Statutory federal tax expense rate	21%	21%	21%
State tax, net of federal benefit	—%	—%	(2)%
Research tax credits	(5)%	(24)%	20%
Share-based compensation	(14)%	(53)%	24%
Other	1%	—%	(1)%
Foreign rate differential	(19)%	(12)%	(34)%
Change in valuation allowance	17%	72%	(49)%
Withholding taxes	—%	1%	(4)%
Effective tax rate	1%	5%	(25)%
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	May 2, 2026	May 3, 2025
Deferred tax assets
Accrued expense	$2,851	$1,904
Net operating losses	78,363	28,557
Research and development credits	72,874	35,641
Share-based compensation	10,560	3,667
Lease liability	4,968	3,063
Intangibles	—	141
Others	870	11
Total deferred tax assets	170,486	72,984
Deferred tax liabilities
Property and equipment basis	(1,954)	(1,963)
Right of use assets	(4,780)	(2,890)
Intangibles	(6,499)	—
Total deferred tax liabilities	(13,233)	(4,853)
Valuation allowance	(162,892)	(69,456)
Net deferred taxes	$(5,639)	$(1,325)
A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. As of May 2, 2026, the Company recorded $162.9 million of valuation allowance. In fiscal year 2026, the valuation allowance increased by $93.4 million. The Company continues to maintain a full valuation allowance on its U.S. net deferred tax assets. The Company will continue to assess the future realization of its deferred tax assets in each applicable jurisdiction and adjust the valuation allowance accordingly. As of May 2, 2026, the Company had U.S. federal and state net operating loss carryforwards of approximately $353.0 million and $58.5 million, respectively. The U.S. federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in fiscal 2043. As of May 2, 2026, the Company had U.S. federal and state research credits of $61.3 million and $37.1 million, respectively. The federal research credits will begin to expire in 2039. The state research credits have no expiration date. As of May 2, 2026, the Company had no foreign tax credit carryover. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
stock ownership of a company. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.
A summary activity of the valuation allowance is as follows (in thousands):

	May 2, 2026	May 3, 2025	April 27, 2024
Beginning valuation allowance	$69,456	$23,258	$9,306
Additions	93,436	46,197	13,952
Ending valuation allowance	$162,892	$69,456	$23,258
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	May 2, 2026	May 3, 2025
Beginning gross unrecognized tax benefits	$9,440	$4,574
Additions for tax positions taken in the current year	10,910	5,196
Subtractions for tax positions taken in the prior year	(747)	(278)
Lapses in statute of limitations	(42)	(52)
Ending gross unrecognized tax benefits	$19,561	$9,440
The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on such position’s technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended May 2, 2026, and May 3, 2025, the Company’s current tax provision was not impacted by interest and penalties.
The Company files U.S. federal and state and non-U.S. income tax returns with varying statutes of limitations. The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years ended April 30, 2023 through 2025 and by state authorities for the years ended April 30, 2022 through 2025. For the Company’s international subsidiaries, the tax years that remain open to examination vary based on the year that each entity began operating.

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
14. Net Income (Loss) Per Share
Net income (loss) per share was determined as follows for the years presented (in thousands, except per share amounts):

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Numerator:
Net income (loss)	$472,279	$52,183	$(28,369)

Denominator:
Weighted-average shares outstanding used in basic calculation	178,538	167,505	155,091
Effect of dilutive shares
Share-based compensation awards	9,694	10,611	—
Customer Warrant	—	3,042	—
Weighted-average shares outstanding used in diluted calculation	188,232	181,158	155,091
Net income (loss) per share attributable to ordinary shareholders
Basic	$2.65	$0.31	$(0.18)
Diluted	$2.51	$0.29	$(0.18)
Potential dilutive securities include dilutive ordinary shares from share-based awards attributable to the assumed exercise of share options, time-based and performance-based restricted share units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net loss per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted average shares outstanding for the years ended May 2, 2026, May 3, 2025 and April 27, 2024:

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Share-based compensation awards	609	3,349	16,777
Customer Warrant	—	—	4,080
	609	3,349	20,857
15. Segment and Geographic Information
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

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
Revenue	$1,335,116	$436,775	$192,970
Less:
Cost of revenue	426,767	153,866	73,538
Personnel related expenses	129,178	95,269	69,630
Share-based compensation	182,638	76,160	37,890
Other segment items*	124,254	59,297	40,281
Net income (loss)	$472,279	$52,183	$(28,369)
*Other segment items primarily include lease expenses, external professional services expenses, depreciation and amortization, interest income and tax provision (benefit).
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for products, which may differ from the end customer’s principal offices (in thousands):

	Year Ended
	May 2, 2026	May 3, 2025	April 27, 2024
United States	$768,051	$65,097	$49,569
Hong Kong	378,230	243,727	70,162
Mainland China	80,924	80,055	28,264
Taiwan	22,727	3,624	21,286
Rest of World	85,184	44,272	23,689
	$1,335,116	$436,775	$192,970
The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	May 2, 2026	May 3, 2025
Property and equipment, net:
Taiwan	$68,064	$38,501
United States	14,709	12,793
Hong Kong	657	8,047
Rest of World	18,175	4,290
	$101,605	$63,631
16. Subsequent Events
Business Combination
In May 2026, the Company acquired 100% of the equity interest in DustPhotonics Ltd., a leading developer of silicon photonics photonic integrated circuit technology for optical connectivity, for a total purchase consideration of $770 million cash and approximately 0.8 million shares of the Company’s ordinary shares. In addition, the Company may pay incremental contingent consideration of up to

Credo Technology Group Holding Ltd
Notes to Consolidated Financial Statements
approximately 2.8 million shares and $31.6 million cash based on the achievement of certain financial milestones, subject to the terms of the definitive agreement.
Share Incentive Plan
On May 28, 2026, the Board of Directors of the Company approved a special performance-based equity award for the Company’s Chief Executive Officer in the form of performance-based restricted stock units (Special PSUs) under the 2021 Plan. The Special PSUs are 100% performance-based and tied to six progressively challenging performance hurdles based on both revenue and stock price growth. Specifically, the Special PSUs are eligible to vest in six substantially equal tranches (set forth in the table below) subject to the achievement of (i) a revenue goal (Revenue Goal) and (ii) a stock price goal (Stock Price Goal) over a five-year performance period beginning on the grant date and ending on June 30, 2031.
The Revenue Goal and Stock Price Goal hurdles for each tranche of the Special PSUs are as follows:

Tranche	Revenue Goal Hurdle	Stock Price Goal Hurdle	Earned PSUs (share amounts)
1	$2,500,000,000	$244.70	239,500
2	$3,500,000,000	$293.64	239,500
3	$4,500,000,000	$342.58	239,500
4	$5,500,000,000	$391.52	239,500
5	$6,500,000,000	$440.46	239,500
6	$7,500,000,000	$489.40	239,500

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
Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 2, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of May 2, 2026. The effectiveness of our internal control over financial reporting as of May 2, 2026 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
10b5-1 Plans
On March 20, 2026, William J. Brennan, our Chief Executive Officer and a member of our board of directors terminated the Rule 10b5-1 Trading Plan Mr. Brennan adopted on April 15, 2025.

On April 8, 2026, Yat Tung (Job) Lam, our Chief Operating Officer and a member of our board of directors terminated the Rule 10b5-1 Trading Plan Mr. Lam adopted on December 15, 2025. In addition, on April 15, 2026, Mr. Lam adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of: (i) 200,000 of our ordinary shares held by Zhan (BVI) Co Ltd may be sold between July 15, 2026 and January 15, 2027 and (ii) 311,439 of our ordinary shares held directly by Mr. Lam may be sold between July 15, 2026 and January 15, 2027. The plan terminates on the earlier of: (i) January 15, 2027, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Lam and his spouse share voting and investment power over the shares held by Zhan (BVI) Co Ltd.
On April 15, 2026, Pantas Sutardja, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 1,540 of our ordinary shares held directly by Mr. Sutardja may be sold between October 14, 2026 and January 15, 2027. The plan terminates on the earlier of: (i) January 15, 2027, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, which will be filed within 120 days after the end of the fiscal year to which the Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: June 15, 2026	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: June 15, 2026	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ William Brennan	President, Chief Executive Officer and Director (principal executive officer)	June 15, 2026
William Brennan

/s/ Daniel Fleming	Chief Financial Officer (principal financial and accounting officer)	June 15, 2026
Daniel Fleming

/s/ Sylvia Acevedo	Director	June 15, 2026
Sylvia Acevedo

/s/ Chi Fung Cheng	Chief Technology Officer and Director	June 15, 2026
Chi Fung Cheng

/s/ Clyde Hosein	Director	June 15, 2026
Clyde Hosein

/s/ Manpreet Khaira	Director	June 15, 2026
Manpreet Khaira

/s/ Yat Tung Lam	Chief Operating Officer and Director	June 15, 2026
Yat Tung Lam

/s/ Pantas Sutardja	Director	June 15, 2026
Pantas Sutardja

/s/ Brian Kelleher	Director	June 15, 2026
Brian Kelleher

/s/ Fariba Danesh	Director	June 15, 2026
Fariba Danesh