Form 10-Q
period 2026-08-01
Credo Technology Group Holding Ltd
filed 2026-09-02
CIK 1807794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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

The registrant had 187,951,918 ordinary shares outstanding as of August 25, 2026.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements relating to our expectations, projections, beliefs, and prospects, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “expect,” “intend,” “plan,” “goal,” “projects,” “believes,” “seeks,” “estimates,” "forecast," "target," “predict,” “future,” “may,” “can,” “will,” “would” or the negative of these terms or similar expressions. You should read these statements carefully because they may relate to future expectations around growth, strategy and anticipated trends in our business, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements are only predictions based on our current expectations, estimates, assumptions, and projections about future events and are applicable only as of the dates of such statements. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 2, 2026 and our Quarterly Reports on Form 10-Q and other reports we file with the U.S. Securities and Exchange Commission (SEC). Factors that could cause actual results to differ materially from those predicted include, but are not limited to:
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
•our expectations regarding the effects of macroeconomic conditions such as economic slowdowns, inflation, stagflation, high or rising interest rates, financial institution instability, and recessions, as well as risks related to global economic conditions such as the current armed conflicts in Israel and the Middle East;
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
•our expectations of the success of our acquisitions and how we integrate and generate revenue;
•the impact a pandemic, epidemic, or other outbreak of disease may in the future have on our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
•our expectations regarding trading relationships between countries in which we operate, including those between the United States and China, and related regulatory developments, such as tariffs, customs duties, trade sanctions and cross-border investment restrictions;
•our expectations regarding the performance of, and our relationships with, our third-party suppliers and manufacturers;
•our expectations regarding intellectual property and related litigation;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Credo Technology Group Holding Ltd
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share amounts)

	August 1, 2026	May 2, 2026
Assets
Current assets:
Cash and cash equivalents	$466,869	$1,164,952
Short-term investments	297,389	278,334
Accounts receivable	288,798	233,377
Inventories	313,051	250,831
Other current assets	100,186	73,576
Total current assets	1,466,293	2,001,070
Property and equipment, net	114,462	101,605
Right-of-use assets	25,061	24,640
Goodwill	986,447	92,798
Intangible assets, net	378,817	29,262
Other non-current assets	41,647	46,244
Total assets	$3,012,727	$2,295,619
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$101,822	$107,345
Accrued compensation and benefits	20,731	21,626
Other current liabilities	75,612	68,120
Total current liabilities	198,165	197,091
Non-current operating lease liabilities	20,737	20,617
Deferred tax liabilities	53,659	5,754
Other non-current liabilities	11,676	8,545
Total liabilities	284,237	232,007
Commitments and contingencies (Note 9)
Shareholders' equity:
Ordinary shares, $0.00005 par value; 1,000,000 shares authorized; 187,768 and 185,419 shares issued and outstanding at August 1, 2026 and May 2, 2026, respectively	9	9
Additional paid in capital	2,210,077	1,672,060
Accumulated other comprehensive income (loss)	(138)	2,426
Retained earnings	518,542	389,117
Total shareholders' equity	2,728,490	2,063,612
Total liabilities and shareholders' equity	$3,012,727	$2,295,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	August 1, 2026	August 2, 2025
Revenue	$479,003	$223,074
Cost of revenue	169,923	72,706
Gross profit	309,080	150,368
Operating expenses:
Research and development	114,524	52,448
Selling, general and administrative	73,856	37,178
Total operating expenses	188,380	89,626
Operating income	120,700	60,742
Other income, net	8,140	3,946
Income before income taxes	128,840	64,688
Provision (benefit) for income taxes	(585)	1,289
Net income	$129,425	$63,399
Net income per share:
Basic	$0.70	$0.37
Diluted	$0.67	$0.34
Weighted-average shares:
Basic	186,007	171,927
Diluted	194,378	184,577
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended
	August 1, 2026	August 2, 2025
Net income	$129,425	$63,399
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,564)	9
Total comprehensive income	$126,861	$63,408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at May 2, 2026	185,419	$9	$1,672,060	$2,426	$389,117	$2,063,612
Ordinary shares issued under equity incentive plans	1,694	—	4,452	—	—	4,452
Ordinary shares issued in connection with acquisition	760	—	169,069	—	—	169,069
Contingent consideration in connection with acquisition	—	—	300,000	—	—	300,000
Replacement equity awards attributable to pre-acquisition service	—	—	2,455	—	—	2,455
Tax withheld related to RSU settlement	(105)	—	(25,938)	—	—	(25,938)
Share-based compensation	—	—	87,979	—	—	87,979
Total comprehensive income	—	—	—	(2,564)	129,425	126,861
Balances at August 1, 2026	187,768	$9	$2,210,077	$(138)	$518,542	$2,728,490

Balances at May 3, 2025	171,169	$8	$765,173	$(437)	$(83,162)	$681,582
Ordinary shares issued under equity incentive plans	1,774	1	4,647	—	—	4,648
Tax withheld related to RSU settlement	(48)	—	(3,712)	—	—	(3,712)
Share-based compensation	—	—	35,455	—	—	35,455
Total comprehensive income	—	—	—	9	63,399	63,408
Balances at August 2, 2025	172,895	$9	$801,563	$(428)	$(19,763)	$781,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$129,425	$63,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,606	5,460
Share-based compensation	87,979	35,455
Amortization of acquired intangible assets	11,600	—
Write-downs for excess and obsolete inventory	3,911	1,993
Changes in operating assets and liabilities:
Accounts receivable	(54,503)	(19,059)
Inventories	(61,547)	(27,513)
Other current assets	(25,338)	3,940
Other non-current assets	6,515	495
Accounts payable	(12,563)	(8,962)
Accrued compensation and benefits, other current liabilities, deferred tax liabilities and other non-current liabilities	(3,854)	(1,040)
Net cash provided by operating activities	90,231	54,168
Cash flows from investing activities:
Purchases of property and equipment	(7,282)	(2,821)
Maturities of short-term investments	—	50,000
Purchases of short-term investments	(19,055)	(115,000)
Business acquisition, net of cash acquired	(735,619)	—
Net cash used in investing activities	(761,956)	(67,821)
Cash flows from financing activities:
Payments on technology license obligations	(5,172)	(3,906)
Proceeds from employee share incentive plans	4,452	4,648
Tax withheld related to RSU settlement	(25,938)	(3,712)
Net cash used in financing activities	(26,658)	(2,970)
Effect of exchange rate changes on cash	300	(69)
Net decrease in cash and cash equivalents	(698,083)	(16,692)
Cash and cash equivalents at beginning of the period	1,164,952	236,328
Cash and cash equivalents at end of the period	$466,869	$219,636
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable, other current liabilities and other non-current liabilities	$10,108	$9,680
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Credo Technology Group Holding Ltd was formed as an exempted company under the laws of the Cayman Islands in September 2014. Credo Technology Group Holding Ltd directly owns Credo Technology Group Ltd., which owns, directly and indirectly, all of the shares of its subsidiaries in mainland China, Hong Kong, Singapore, Canada, Israel and the United States (U.S.). References to the “Company” in these notes refer to Credo Technology Group Holding Ltd and its subsidiaries on a consolidated basis, unless otherwise specified.
The Company’s mission is to transform connectivity at scale through fast, reliable and energy-efficient system solutions. The Company’s high-speed copper and optical interconnect technologies deliver industry-leading power and performance from chip to cluster to meet the ever-expanding data infrastructure demands of AI. The Company’s vertical integrated connectivity product portfolio includes flagship purple ZeroFlap (ZF) Active Electrical Cables (AECs) and ZF optical transceivers; optical components including silicon photonics-based photonic integrated circuits (SiPho PICs) and DSPs; OmniConnect AI memory and chip-to-chip interconnect; and retimers for Ethernet and PCIe—supported by the PILOT diagnostic and analytics software platform. The Company’s innovations enable our customers to connect the systems that connect the world.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States (US GAAP) applicable to interim periods, under the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s fiscal year 2026 audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2026. The unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to April 30. Its fiscal year ending May 1, 2027 (fiscal year 2027) is a 52-week fiscal year. The Company’s fiscal year ended May 2, 2026 (fiscal year 2026) was a 52-week fiscal year.
2. Significant Accounting Policies
The Company believes that other than the accounting policies as described below, there have been no significant changes to the items disclosed in Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2026.
Contingent Consideration
Certain of the Company’s acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future financial metrics. The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability or an equity on the consolidated balance sheets. The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of its contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in other income, net on the Company’s consolidated statements of operations.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes.

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The Company bases its estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future, given the available information. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, variable consideration from revenue contracts, determination of the fair value of share-based awards valued under Monte Carlo simulation, determination of the probability of achieving performance conditions for performance-based share-based awards, the realization of tax assets and estimates of tax reserves, valuation of acquired intangible assets and contingent consideration, and impairment of long-lived assets and goodwill (as applicable). Actual results may differ from those estimates and such differences may be material to the financial statements. In the current macroeconomic environment, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
Accounting Pronouncement Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025 and interim periods within the fiscal year beginning after December 15, 2025. The Company adopted this guidance in the first quarter of fiscal year 2027 and the adoption did not have a material impact to the Company’s consolidated financial statements.
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
The following tables summarize the accounts receivable and revenue as a percentage of total accounts receivable and total revenue, respectively:

Accounts Receivable	August 1, 2026	May 2, 2026
Customer A	57%	53%
Customer B	28%	20%
Customer C	*	19%

	Three Months Ended
Revenue	August 1, 2026	August 2, 2025
Customer A	43%	50%
Customer B	28%	35%

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
* Less than 10% of total accounts receivable or total revenue.

4. Revenue Recognition
The following table summarizes revenue disaggregated by primary geographical market based on destination of shipment for revenue, which may differ from the customer’s principal offices (in thousands):

	Three Months Ended
	August 1, 2026	August 2, 2025
United States	$255,442	$82,828
Hong Kong	91,175	74,885
Malaysia	74,455	6,383
Mainland China	1,095	51,781
Rest of World	56,836	7,197
	$479,003	$223,074
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The contracted but unsatisfied performance obligations as of August 1, 2026 were approximately $4.2 million, which the Company expects to recognize over the next 12 months.
5. Business Combination
DustPhotonics
On May 28, 2026, the Company acquired 100% of the equity interest of DustPhotonics Ltd. (DustPhotonics), a developer of Silicon Photonics Photonic Integrated Circuit technology for optical transceivers, for a total purchase consideration of $1.3 billion. This acquisition was primarily intended to position the Company with a vertically integrated connectivity stack spanning SerDes, DSP, Silicon Photonics and system integration for scale out and scale up networks — addressing both electrical and optical interconnects across the full AI infrastructure build-out.
The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill recorded for the DustPhotonics acquisition is not expected to be deductible for tax purposes. The Company has one reportable segment and accordingly, there is no goodwill assignment based on reporting units.
The following table summarizes the total purchase consideration (in thousands):

Cash consideration	$769,587
Ordinary shares issued	169,069
Ordinary shares consideration for replacement equity awards attributable to pre-combination services	2,455
Contingent consideration	310,000
Total purchase consideration	$1,251,111
In accordance with U.S. GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable intangible asset and amortized over the asset’s estimated

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets and contingent consideration.
The Company estimates the fair value of contingent earn-out payments in cash and the Company’s ordinary shares as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability of $10.0 million and equity of $300.0 million on the condensed consolidated balance sheets.
Acquisition-related costs are expensed in the periods such costs are incurred and were not material for the periods presented. Pro forma results of operations for both acquisitions have not been presented because the effect of the acquisitions was not material to the Company’s financial results.
The purchase price allocation is as follows (in thousands):

Cash	$33,968
Inventory	4,585
Property and equipment	8,647
Goodwill	895,839
Intangible assets	361,700
Accounts receivable, other current assets and other non-current assets	3,996
Accounts payable	(4,690)
Deferred tax liabilities	(48,044)
Accrued compensation and benefits, other current liabilities and non-current liabilities	(4,890)
$1,251,111
The fair values assigned to assets acquired and liabilities assumed are preliminary and based on management’s estimates and assumptions which may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of certain intangible assets acquired, contingent consideration as of the acquisition date, income tax, including deferred taxes, and residual goodwill. The Company expects to finalize the valuation no later than one year from the acquisition date.
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
$35,073
Acquisition-related costs are expensed in the periods such costs are incurred and were not material for the periods presented. Pro forma results of operations for both acquisitions have not been presented because the effect of the acquisitions was not material to the Company’s financial results.
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
6. Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. The carrying value of goodwill as of August 1, 2026 and May 2, 2026 was $986.4 million and $92.8 million, respectively.
Intangible Assets, Net

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
As of August 1, 2026 and May 2, 2026, the net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	August 1, 2026
	Gross Carrying Amounts	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technology	$276,000	$(9,800)	$—	$266,200	5
IPR&D	98,200	—	(83)	98,117	N/A
Customer relationships	15,000	(500)	—	14,500	5
Total intangible assets	$389,200	$(10,300)	$(83)	$378,817

	May 2, 2026
	Gross Carrying Amounts	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technology	$12,000	$(400)	$—	$11,600	5
IPR&D	17,200	—	462	17,662	N/A
Total intangible assets	$29,200	$(400)	$462	$29,262
The weighted-average amortization period for developed technology and customer relationships is 5 years. Amortization for intangible assets was $11.6 million during the three months ended August 1, 2026.
The aggregate future amortization expense for the amortizable intangible assets as of August 1, 2026 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2027	$43,650
2028	58,200
2029	58,200
2030	58,200
2031	57,800
Thereafter	4,650
$280,700
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
The following tables present the fair value of the financial instruments measured on a recurring basis, or measured at amortized cost which approximates fair value, as of August 1, 2026 and May 2, 2026 (in thousands).

	August 1, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$396,975	$—	$—	$396,975
Certificates of deposit	—	57,522	—	57,522
Short-term investments:
Certificates of deposit	—	297,389	—	297,389
Total cash equivalents and short-term investments	$396,975	$354,911	$—	$751,886

	May 2, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,073,486	$—	$—	$1,073,486
Certificates of deposit	—	77,864	—	77,864
Short-term investments:
Certificates of deposit	—	278,334	—	278,334
Total cash equivalents and short-term investments	$1,073,486	$356,198	$—	$1,429,684
The carrying amount of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their respective fair values because of their short maturities. As of August 1, 2026 and May 2, 2026, there were no unrealized losses or gains associated with the Company’s financial instruments. The interest income recognized for the three months ended August 1, 2026 and August 2, 2025 was $7.9 million and $4.3 million, respectively.
8. Supplemental Financial Information
Inventories
Inventories consisted of the following (in thousands):

	August 1, 2026	May 2, 2026
Raw materials	$99,188	$64,357
Work in process	66,512	34,296
Finished goods	147,351	152,178
	$313,051	$250,831

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	August 1, 2026	May 2, 2026
Production equipment	$81,948	$63,214
Computer equipment and software	50,004	48,924
Laboratory equipment	40,458	36,933
Leasehold improvements	4,282	4,096
Construction in progress	24,984	27,027
	201,676	180,194
Less: Accumulated depreciation and amortization	(87,214)	(78,589)
	$114,462	$101,605
Depreciation and amortization expense was $8.6 million and $5.5 million for the three months ended August 1, 2026 and August 2, 2025, respectively. Computer equipment and software primarily includes technology licenses for computer-aided design tools relating to the Company’s R&D design of future products and intellectual properties. Production equipment and construction in progress primarily include mask set costs capitalized relating to the Company’s products already introduced or to be introduced.
Other Current Assets
Other current assets consisted of the following (in thousands):

	August 1, 2026	May 2, 2026
Refundable deposits related to capacity reserve arrangements	$62,915	$39,932
Others	37,271	33,644
	$100,186	$73,576
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	August 1, 2026	May 2, 2026
Accruals relating to inventory purchases	$14,601	$7,193
Current payables relating to purchases of property and equipment	9,818	12,179
Current portion of operating lease liabilities	5,468	4,831
Others	45,725	43,917
	$75,612	$68,120
9. Commitments and Contingencies
Non-cancelable Purchase Obligations
Total future non-cancelable purchase obligations as of August 1, 2026 are as follows (in thousands):

Fiscal Year	Purchase Commitments to Manufacturing Vendors and Foundry Partners	Technology License Fees	Total
Remainder of 2027	$212,717	$3,513	$216,230
2028	—	5,982	5,982
Total unconditional purchase commitments	$212,717	$9,495	$222,212
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
The Company has multiple manufacturing supply capacity reservation agreements with certain assembly subcontractors as of August 1, 2026. The agreements require the Company to make upfront deposits to the subcontractors in exchange for reserved manufacturing capacity over the agreement term, which ranges from 2 to 6 years. The deposits are refundable through future purchases upon meeting certain volume requirements. As of August 1, 2026, the Company had refundable deposits of $88.4 million of which $62.9 million was recorded in other current assets and $25.5 million in other non-current assets on the condensed consolidated balance sheet.
Subsequent to August 1, 2026, the Company entered into an additional manufacturing supply capacity reservation agreement with an assembly subcontractor and will pay $102.4 million of refundable deposits within fiscal 2027.
Warranty Obligations
The Company’s products generally carry a standard one-year warranty. The Company’s warranty expense was not material in the periods presented.
Indemnifications
In the ordinary course of business, the Company has entered into agreements that contain certain indemnification obligations of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, certain losses arising out of the Company’s breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. These indemnification obligations may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. Accordingly, the Company had no liabilities recorded for these agreements as of August 1, 2026 and May 2, 2026.
Legal Proceedings
From time to time, the Company may be a party to various litigation claims in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies is both probable and reasonably estimable. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company was not subject to any material litigation. No accruals for loss contingencies or recognition of actual losses have been recorded in any of the periods presented.

10. Share Incentive Plan
Restricted Stock Unit (RSU) Awards
A summary of information related to RSU activity during the three months ended August 1, 2026 is as follows:

	RSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2026	7.2	$58.43	1.18	$1,319.6
Granted	2.1	$226.57
Vested	(0.9)	$41.21
Canceled/ forfeited	(0.1)	$100.54
Balance and expected to vest as of August 1, 2026	8.3	$104.26	2.50	$1,703.6
Performance-based Restricted Stock Unit (PSU) Awards

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of information related to PSU activity during the three months ended August 1, 2026 is as follows:

	PSUs Outstanding
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2026	1.5	$85.33	2.15	$272.1
Granted	1.9	$155.39
Vested	(0.3)	$59.82
Balance and expected to vest as of August 1, 2026	3.1	$131.31	1.67	$632.0
Share Option Awards
A summary of information related to share option activity during the three months ended August 1, 2026 is as follows:

	Options Outstanding
	Outstanding Share Options (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance as of May 3, 2026	2.1	$2.24	3.96	$383.4
Options vested and exercised	(0.4)	$1.80
Balance expected to vest and exercisable as of August 1, 2026	1.7	$2.34	3.84	$353.1
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	August 1, 2026	August 2, 2025
Cost of revenue	$5,715	$356
Research and development	44,999	19,158
Selling, general and administrative	37,265	15,941
	$87,979	$35,455
In connection with the Hyperlume acquisition, the Company issued 87 thousand RSUs under its 2021 long-term incentive plan in replacement for the unvested options under Hyperlume’s equity incentive plan. The RSUs retain the same vesting conditions as the unvested options that they replaced. The Company also issued 132 thousand restricted shares of the Company to one of the founders of Hyperlume and 132 thousand restricted shares of a newly formed subsidiary of the Company that are exchangeable into restricted shares of the Company to the other founder of Hyperlume. The restricted shares were issued in exchange for the founders’ outstanding equity interests in Hyperlume and vest on a quarterly basis, subject to continued employment with the Company over the next 3 years.
Both RSUs and restricted shares were measured at the acquisition date’s fair value of $146.01 per share and the fair value of those shares represent post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods of up to 4 years.
In connection with the DustPhotonics acquisition, the Company issued 254 thousand RSUs under its 2021 long-term incentive plan in replacement for the unvested options under DustPhotonics’ equity incentive plan. The RSUs retain the same vesting conditions as the unvested options that they replaced. The RSUs were measured at the acquisition date’s fair value of $222.35 per share and the fair value of those shares represent post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods of up to 4 years.

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
Provision for income taxes for the three months ended August 1, 2026 and August 2, 2025 was as follows (in thousands except percentages):

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
Provision (benefit) for income taxes	$(585)	$1,289	(45.4)%
Effective tax rate	(0.5)%	2.0%
The Company’s effective tax rate for the three months ended August 1, 2026 differed from that of the corresponding period in the prior year primarily due to the tax impact of acquired intangible assets and related purchase accounting adjustments arising from the DustPhotonics acquisition.
During the three months ended August 1, 2026, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
In connection with the DustPhotonics acquisition, the Company recognized a deferred tax liability of $48.0 million related to the acquired intangible assets and acquired tax attributes.
12. Net Income Per Share
The Company reports both basic net income per share, which is based on the weighted-average number of ordinary shares outstanding during the period and diluted net income per share, which is based on the weighted-average number of ordinary shares outstanding and potentially dilutive shares outstanding during the period. Net income per share for the three months ended August 1, 2026 and August 2, 2025, respectively, was determined as follows (in thousands, except per share amounts):

	Three Months Ended
	August 1, 2026	August 2, 2025
Numerator:
Net income	$129,425	$63,399

Denominator:
Weighted-average shares outstanding used in basic calculation	186,007	171,927
Effect of dilutive shares
Share-based compensation awards	8,371	9,115
Customer Warrant	—	3,535
Weighted-average shares outstanding used in dilution calculation	194,378	184,577

Net income per share:
Basic	$0.70	$0.37
Diluted	$0.67	$0.34

Credo Technology Group Holding Ltd
Notes to Unaudited Condensed Consolidated Financial Statements
The Customer Warrant relates to an agreement entered in fiscal year 2022 that was fully vested and exercised in fiscal year 2026.
Potential dilutive securities include dilutive ordinary shares from the share-based awards attributable to the assumed exercise of share options, restricted stock units, performance-based restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential ordinary shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. The following potentially dilutive securities outstanding (in thousands) have been excluded from the computations of diluted weighted-average shares outstanding for the three months ended August 1, 2026 and August 2, 2025:

	Three Months Ended
	August 1, 2026	August 2, 2025
Share-based compensation awards	1,406	296
13. Segment Information
The Company’s Chief Operating Decision Maker (CODM) manages the Company’s business activities as a single reportable segment at the consolidated level. Accordingly, the CODM uses net income or loss for the purposes for making operating decisions, allocating resources and evaluating financial performance. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets, although the CODM does not evaluate asset information of purposes of allocating resources or evaluating performance. The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses (in thousands):

	Three Months Ended
	August 1, 2026	August 2, 2025
Revenue	$479,003	$223,074
Less:
Cost of revenue	169,923	72,706
Personnel related expenses	43,180	27,253
Share-based compensation	87,979	35,455
Other segment items*	48,496	24,261
Net income	$129,425	$63,399
*Other segment items primarily include lease expense, external professional service expenses, depreciation and amortization, interest income and tax provision.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended May 2, 2026 included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2026. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.
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
During the three months ended August 1, 2026 and August 2, 2025, we generated $479.0 million and $223.1 million in revenue, respectively. Geographically, 53% and 37% of our total revenue in the three months ended August 1, 2026 and August 2, 2025, respectively, was generated from customers in North America, and 47% and 63% of our total revenue in the three months ended August 1, 2026 and August 2, 2025, respectively, was generated from customers in the rest of the world, primarily in Asia. During the three months ended August 1, 2026 and August 2, 2025, we generated $129.4 million and $63.4 million in net income, respectively.
We derive the substantial majority of our revenue from a limited number of customers. We anticipate we will continue to derive a significant portion of our revenue from a limited number of customers for the foreseeable future. We expect that as our products are more widely adopted and as our number of customers increase, customer concentration will decrease.

We sell our products to hyperscalers, Neoclouds, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and optical module manufacturers, as well as to companies in the enterprise and HPC markets. We work closely and have engagements with industry-leading companies across these segments. A relatively small number of customers have historically accounted for and continue to account for a significant portion of our revenue. We report revenue by customer in our financial statement disclosure based on the contracting parties who place purchase orders or sign revenue contracts with us. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, certain of our end customers have their contract manufacturing partners place orders with us. As a result, the contract manufacturers, rather than the end customers, are reported as our customers for financial reporting purposes. As a supplement to our financial statement footnote disclosure and to provide further insight into our end customer concentration, the following table summarizes our revenue by customer as a percentage of revenue based on end customer profile, rather than based on the contracting parties who place purchase orders or sign revenue contracts with us:

	Three Months Ended
Revenue	August 1, 2026	August 2, 2025
Customer C	28%	35%
Customer D	33%	33%
Customer E	13%	20%
Customer F	10%	*
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

Results of Operations
Three Months Ended August 1, 2026 and August 2, 2025
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended
	August 1, 2026	August 2, 2025
Revenue	100.0%	100.0%
Cost of revenue	35.5%	32.6%
Gross margin	64.5%	67.4%
Operating expenses:
Research and development	23.9%	23.5%
Selling, general and administrative	15.4%	16.7%
Total operating expenses	39.3%	40.2%
Operating income	25.2%	27.2%
Other income, net	1.7%	1.8%
Income before income taxes	26.9%	29.0%
Provision (benefit) for income taxes	(0.1)%	0.6%
Net income	27.0%	28.4%

Comparison of Three Months Ended August 1, 2026 and August 2, 2025
Revenue

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(in thousands, except percentages)
Revenue	$479,003	$223,074	114.7%
Revenue for the three months ended August 1, 2026 increased by $255.9 million, compared to the same period in fiscal year 2026. The increase in revenue for the three months ended August 1, 2026, compared to the same period in fiscal year 2026, was primarily due to a significant increase in the volume of unit shipment of AEC products which contributed over 90% of the increase in revenue. The sales increase was primarily driven by the ramp-up of our AEC solutions at our hyperscale data center customers during the three months ended August 1, 2026.
Cost of Revenue

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(in thousands, except percentages)
Cost of revenue	$169,923	72,706	133.7%
Cost of revenue for the three months ended August 1, 2026 increased by $97.2 million compared to the same period in fiscal year 2026, primarily due to the increased shipments of AEC products noted above.
Gross Profit and Gross Margin

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(in thousands, except percentages)
Gross profit	$309,080	$150,368	105.5%
Gross margin	64.5%	67.4%	(2.9)%
Gross margin in the three months ended August 1, 2026 decreased by 2.9 percentage points, compared to the same period in fiscal year 2026, primarily driven by amortization of acquired intangible assets.
Research and Development

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(in thousands, except percentages)
Research and development	$114,524	$52,448	118.4%
% of revenue	23.9%	23.5%
Research and development expense for the three months ended August 1, 2026 increased by $62.1 million compared to the same period in fiscal year 2026. The increase was due primarily to a $25.8 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to employees, a $13.0 million increase in personnel costs as a result of new hires for product development, a $17.8 million increase in design activities and higher engineering activities relating to testing and laboratory supplies for new product development and a $2.5 million increase in depreciation and amortization expense associated with an increase in R&D equipment and amortization of acquired intangible assets.
Selling, General and Administrative

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(in thousands, except percentages)
Selling, general and administrative	$73,856	$37,178	98.7%
% of revenue	15.4%	16.7%
Selling, general and administrative expense for the three months ended August 1, 2026 increased by $36.7 million compared to the same period in fiscal year 2026. The increase was primarily due to a $21.3 million increase in share-based compensation expense driven by increased amortization expense from new equity awards granted to executives and employees, a $5.9 million increase in personnel costs as a result of higher selling, general and administrative headcount, a $7.4 million increase in external consultation fees relating to general and administrative expenses and acquisition-related costs relating to the DustPhotonics acquisition.
Provision (benefit) for Income Taxes

	Three Months Ended
	August 1, 2026	August 2, 2025	% Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(585)	$1,289	(145.4)%
% of revenue	(0.1)%	0.6%
Provision for income taxes for the three months ended August 1, 2026 decreased by $1.9 million, compared to the same period in fiscal year 2026. The decrease was primarily due to the tax impact of acquired intangible assets and related purchase accounting adjustments arising from the DustPhotonics acquisition.

Liquidity and Capital Resources
Our activities consist primarily of selling our products. As of August 1, 2026 and May 2, 2026, we had $466.9 million and $1.2 billion in cash and cash equivalents, respectively, and working capital of $1.3 billion and $1.8 billion, respectively. Our principal use of cash is to fund our operations, invest in research and development and acquisitions of complementary businesses or technologies to support our growth. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our cash requirements under non-cancelable purchase obligations.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended
	August 1, 2026	August 2, 2025
	(in thousands)
Net cash provided by operating activities	$90,231	$54,168
Net cash used in investing activities	$(761,956)	$(67,821)
Net cash used in financing activities	$(26,658)	$(2,970)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $90.2 million for the three months ended August 1, 2026. The cash inflows from operating activities for the three months ended August 1, 2026 were primarily due to net income of $129.4 million adjusted for the following non-cash items: share-based compensation expense of $88.0 million, depreciation and amortization of $8.6 million, amortization of acquired intangible assets of $11.6 million and write-downs for excess and obsolete inventory of $3.9 million, partially offset by $151.3 million of cash outflows from working capital purposes. The cash outflows from working capital for the three months ended August 1, 2026 were primarily driven by (a) an increase in accounts receivable of $54.5 million primarily due to increased sales in the three months ended August 1, 2026; (b) an increase in inventory of $61.5 million to support unfulfilled backlog and related new product ramps; (c) an increase in other non-current assets of $25.3 million primarily relating to payments of refundable deposits for a manufacturing supply capacity reservation agreement; and (d) a decrease in accounts payable and other current liabilities of $16.4 million due to timing of payments for inventory and IP license purchases.
Net cash provided by operating activities was $54.2 million for the three months ended August 2, 2025. The cash inflows from operating activities for the three months ended August 2, 2025 were primarily due to $63.4 million in net income adjusted for the following non-cash items: share-based compensation expense of $35.5 million, depreciation and amortization of $5.5 million and other non-cash items of $2.0 million. This was offset by $52.1 million of cash outflows from working capital for the three months ended August 2, 2025, which was primarily driven by (a) an increase in accounts receivable of $19.1 million primarily due to increased sales in the three months ended August 2, 2025; (b) an increase in inventory of $27.5 million to support unfulfilled backlog and related new product ramps and (c) an increase in accounts payable of $9.0 million due to timing of payment for purchases of property and equipment.
Cash Flows Used in Investing Activities
Net cash used in investing activities of $762.0 million in the three months ended August 1, 2026 was primarily attributable to purchases of property and equipment of $7.3 million, purchases of certificates of deposit for $19.1 million, and net cash payment for DustPhotonics acquisition of $735.6 million. Purchases of property and equipment primarily related to equipment, computer equipment and software used for research and development purposes.
Net cash used in investing activities of $67.8 million in the three months ended August 2, 2025 was primarily attributable to purchases of the certificates of deposit for $115.0 million and purchases of property and equipment of

$2.8 million, offset by maturities of certificates of deposit for $50.0 million. Purchases of property and equipment primarily related to third-party IP licenses and computer equipment and software used for research and development purposes.
Cash Flows Used in Financing Activities
Net cash used in financing activities of $26.7 million for the three months ended August 1, 2026 was primarily attributable to $5.2 million in payments for long-term technology license obligations and $25.9 million tax withheld related to RSU settlement offset by $4.5 million in proceeds from exercises of employee share options.
Net cash used in financing activities of $3.0 million for the three months ended August 2, 2025 was primarily attributable to $3.9 million in payments for long-term technology license obligations, offset by $0.9 million in proceeds from exercises of employee share options and the issuance of shares under the ESPP net of tax withheld for RSU settlement.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates during the three months ended August 1, 2026, as compared to those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026. In the current macroeconomic environment, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026. During the three months ended August 1, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of May 2, 2026.
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
Changes in Internal Control Over Financial Reporting
There was no change in our “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended August 1, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our ordinary shares. As of the date of this Quarterly Report on Form 10-Q there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 10, 2026, William J. Brennan, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 440,000 of our ordinary shares held by The Brennan Family Trust, DTD 09/06/2002 may be sold between September 14, 2026 and September 14, 2027. The plan terminates on the earlier of: (i) September 14, 2027, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms. Mr. Brennan is a joint trustee with shared voting and investment power over the shares held by The Brennan Family Trust, DTD 09/06/2002.

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

CREDO TECHNOLOGY GROUP HOLDING LTD

Date: September 2, 2026	By:	/s/ William Brennan
		Name:	William Brennan
		Title:	President and Chief Executive Officer

Date: September 2, 2026	By:	/s/ Daniel Fleming
		Name:	Daniel Fleming
		Title:	Chief Financial Officer